Form 10-K
period 1997-12-31
NSS BANCORP INC
filed 1998-03-31
CIK 1042806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
(Mark One)
[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1997

                                    OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                                Commission file number 0-22937

                            NSS BANCORP, INC.
        (Exact name of registrant as specified in its charter)
    Connecticut                                        06-1485317
(State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization)                         Identification No.)

                    48 Wall Street, Norwalk, Connecticut
                (Address of principal executive offices)
          06852                                    (203) 838-4545
       (Zip Code)                           (Registrant's telephone #)

         Securities registered pursuant to Section 12(b) of the Act:
                               Not Applicable
         Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the market price of the registrant's common stock as of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is $68,509,055. *

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.

                    Class:  Common Stock, par value $.01 per share
                 Outstanding at February 28, 1998:  2,421,071 shares

DOCUMENTS INCORPORATED BY REFERENCE:
Parts I and II:
Portions of the Annual Report to Shareholders for the year ended December 31, 1997.
Part III:
Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held May 27, 1998.

* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates. Excludes all other shareholders beneficially owning more than 5% of the registrant's common stock.

PART I.

ITEM 1.  BUSINESS
General

     On October 1, 1997 NSS Bancorp, Inc. ("Bancorp") became the holding company for Norwalk Savings Society (the "Bank") (collectively, the "Company"). The formation of the holding company was approved at the Bank's annual meeting on May 20, 1997. Each of the outstanding shares of the Bank's common stock was automatically converted and exchanged into one share of the Bancorp's common stock. Bancorp's principal asset consists of all of the outstanding shares of the Bank.

      Historically, the principal business of the Bank has been attracting deposits from the general public, extending loans to individuals in the community for the purchase or construction of one-to-four family residences, making consumer installment loans, investing in securities, and providing typical consumer banking services. During the early 1980's, the Bank also began to emphasize loans secured by multi-family (e.g., five or more units) and commercial real estate, as well as construction loans, land acquisition and development loans and, to a lesser extent, commercial business, consumer and other loans. As a result, the Bank experienced dramatic growth as assets increased from $185 million in 1980 to $509 million in 1988. As the local and regional economies deteriorated in 1989, the Bank experienced increasing levels of problem loans and losses primarily resulting from delinquencies in commercial real estate, construction and land acquisition and development loans. From 1990 to 1995, the Bank devoted a significant portion of its resources to resolving problems associated with high levels of non-performing assets, including sales of OREO, loan restructurings and development for sale of a number of residential subdivisions and condominiums held as OREO. During that period, the Bank limited multi-family, commercial real estate, and construction lending to borrowers purchasing OREO from the Bank and to borrowers refinancing or restructuring currently outstanding loans.

     In 1996 the Bank defined its market area as southern Fairfield County and embarked on a program of expanding its business products and services as well as continuing to provide a full range of personal banking products and services. As part of this program, the Bank sold two branch offices in northern Fairfield County, and in July 1996, acquired certain assets and assumed essentially all of the liabilities of Fairfield First Bank & Trust Company ("FFB&T") in an FDIC-assisted transaction. This acquisition provided the Bank with a significant physical presence in the eastern part of the county and FFB&T's back office operation allowed the Bank to provide merchant banking and other business-related services.

     In 1997 it was determined that the Bank's goal would best be served by continued geographic expansion and broadening its products and services. The Bank opened a full service branch office in Darien in May 1997. To expand its business relationships, the Bank initiated several new products such as the commercial deposit sweep account and the commercial checking line of credit. Both the Darien branch and the Fairfield branch are staffed to allow for a dual focus to ensure that each segment of the Bank's customer base is properly served.

     In October 1997 the Bank formed Bancorp, a holding company, that will allow the Company to expand or enter into other financial service activities, capitalizing on its newly acquired business customer base and affording it the opportunity to expand its services to its existing consumer relationships. This reemphasis has not changed the Company's strong commitment to the communities where its business and consumer customers live and work.

     The principal sources of funds for the Bank's activities are deposit accounts, amortization and prepayment of loans, borrowings from the Federal Home Loan Bank (FHLB) and funds provided from operations. The Bank's principal sources of income are interest on loans and mortgage-backed securities, and interest and dividends on investments. In recent years, the Bank also has realized income from the sale of loans and mortgage-backed and investment securities. To a lesser extent, the Bank realizes other non-interest income, including income from service charges on deposit accounts and credit card fees.

Market Area and Competition

     The Bank has eight banking offices located in Norwalk, Wilton, Westport, Georgetown, Fairfield and Darien. All of the Bank's office facilities and its primary market area are located in Fairfield County, Connecticut. The State of Connecticut is reported to be the wealthiest state in the United States, and Fairfield County among the wealthiest counties in terms of per capita income. Fairfield County is located in the southwestern corner of Connecticut in close proximity to New York City. At December 31, 1997, the unemployment rate for the Norwalk metropolitan area was 3.0% compared to 4.6% for the State of Connecticut as a whole.

     Fairfield County has a diversified mix of industry groups, including manufacturing, service, government and corporate offices. Fairfield County is the location for numerous headquarters of Fortune 500 industrial service companies. Fairfield County's industrial economy includes the manufacture of helicopters and other aircraft, sophisticated electronics, missile parts, clothing and precision instrumentation. In addition to the headquarters of large corporations, Fairfield County is the home for an increasing number of small businesses as well as a large number of research and development laboratories, which take advantage of the County's convenient location, access to investment capital and sales opportunities, and a highly educated labor force.

     As of December 31, 1997, the latest date for which information is available, the Bank ranked as the third largest depository institution headquartered in Fairfield County. In addition, the Bank ranked 11th out of 183 mortgage lenders in Fairfield County based on the number of mortgages originated in 1997.

     Intense competition exists in all major lines of business in which the Bank is presently engaged. The Bank's market area has a significant number of financial institutions, with offices of commercial banks, thrift institutions and credit unions in Fairfield County alone; in addition, due to its proximity and the number of commuters traveling to New York City, the Bank also faces intense and varied competition for loans and deposits with financial institutions headquartered in New York, many of which have, or have indicated plans to have, offices in Fairfield County. Recent federal legislation expanding interstate banking options may cause this type of competition to increase. The Bank faces additional competition for deposits from short-term money market funds and other securities funds offered by brokerage firms and other financial institutions as well as significant competition for retail products from insurance companies.

Lending Activities General. Historically the Bank, like most other savings institutions, concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase or refinancing of one-to-four family residential properties. Through the 1980's, in an effort to diversify its loan portfolio and originate higher yielding adjustable rate loans, the Bank expanded its lending activities to include a significant volume of permanent and construction financing of a wide variety of real estate properties, including residential subdivision developments, condominium developments, land and various types of commercial properties. The Bank also emphasized various home equity, home improvement, commercial business and consumer loan products. However, following a sharp downturn in the New England real estate markets in the late 1980's and early 1990's, a significant portion of the Bank's real estate loans became non-performing.

     The Bank has refocused its lending activities on maintaining and expanding its market presence as a one-to-four family residential lender and on maintaining current banking relationships with borrowers that have good credit histories with the Bank. The Bank is also engaged in lending activities to facilitate the sale of OREO, the refinancing and restructuring of non-performing and other loans, and has expanded home equity, home improvement and direct consumer lending including credit card accounts as a result of the FFB&T transaction in 1996. In 1995 the Bank resumed commercial and commercial real estate lending on a conservative basis; a commercial lending department was established and experienced commercial lenders have been hired to underwrite and service commercial mortgages, working capital and equipment loans, and lines of credit for small and medium size businesses within the Bank's market area.

    Loan Portfolio Composition. The following table sets forth, at the dates indicated, information concerning the Bank's loan portfolio in dollar amounts and in percentages, by type of loan.


                                      At December 31,


                            1997      %      1996      %      1995      %
                                              (Dollars in thousands)
Real Estate Loans:
 One-to-four family
 adjustable rate           $278,231  64.37%  $257,459  61.48%  $231,168 64.13%

One-to-four family
 fixed rate                  64,510  14.92     77,160  18.42     56,360 15.63

 Multi-family                 5,398   1.25      7,450   1.78      8,902  2.47
 Commercial real estate      55,124  12.75     46,272  11.05     44,914 12.46

  Land                          640    .15        828   0.20      1,290  0.36
  Construction                2,942    .68      1,227   0.29      1,617  0.45

    Total                   406,845  94.12    390,396  93.22    344,251 95.50


Other Loans:
 Commercial business          7,587   1.75      8,425   2.01      1,485  0.41

 Home equity lines of credit  7,632   1.76      7,127   1.70      5,698  1.58

 Home improvement and
  second mortgages            2,852    .66      2,568   0.61      3,422  0.95
 Passbook                     1,508    .35      1,510   0.36      1,634  0.45
 Credit Cards                 1,409    .33        991   0.24        -     -
 Other consumer               4,436   1.03      7,801   1.86      3,985  1.11

  Total                      25,424   5.88     28,422   6.78     16,224  4.50


Total Loans
      (before net items)    432,269  100.00%  418,818 100.00%   360,475 100.00%


Deduct:
  Deferred loan fees            625              718                509
  Allowance for credit losses 5,832            7,334              4,170


  Total                       6,457            8,052              4,679

Loans, net                 $425,812        $410,766            $355,796


                                         At December 31,

                            1994*     %        1993*      %
                                 (Dollars in thousands)
Real Estate Loans:
 One-to-four family
 adjustable rate
                          $180,275   62.07%    $150,333   55.82%

One-to-four family
 fixed rate                 42,840   14.75       39,124   14.53

 Multi-family                8,605    2.96        8,391    3.12
 Commercial real estate     41,367   14.24       50,259   18.66

  Land                       1,806    0.62        2,338    0.87
  Construction                 987    0.35        3,505    1.30

    Total                  275,880   94.99      253,950   94.30


Other Loans:
 Commercial business            30    0.01           30    0.01
 Home equity lines of credit 6,570    2.25        7,340    2.73
 Home improvement and
  second mortgages           4,392    1.51        4,727    1.76
 Passbook                    1,761    0.62        1,788    0.66
 Credit Cards                  -        -           -        -
 Other consumer              1,783    0.62        1,465    0.54

  Total                     14,536    5.01       15,350    5.70

Total Loans
      (before net items)   290,416 100.00%      269,300  100.00%


Deduct:
 Deferred loan fees            704                  587
 Allowance for credit losses 4,827                2,532

  Total                      5,531                3,119


 Loans, net               $284,885             $266,181


     *Includes assets originally disclosed as in-substance foreclosures, under then current accounting pronouncements, for the years ended December 31, 1994 and 1993.




     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's loan portfolio. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due within one year. Loan amounts are net of non-accruing loans.

                                              After One     After
                                             Year through  Five Years
                                   Within       Five       through    After
                         Amount    One Year     Years      Ten Years  Ten Years
                                              (In thousands)
Real estate loans:
 One-to-four family
  adjustable rate      $276,020     $ 1,320    $ 1,702     $ 1,861    $271,137
 One-to-four family
  fixed rate             64,599         250      2,224      10,469      51,656
 All other loans secured
  by real estate         71,240       5,668      16,728     20,531      28,313

All other loans          15,563      7,100       6,053       2,300         110

Total                  $427,422    $14,338     $26,707     $35,161    $351,216

     The following table sets forth the dollar amount of all loans maturing or repricing after December 31, 1998 by fixed or adjustable interest rates.


                                  Fixed Rates              Adjustable Rates
                                            (In thousands)
Real estate loans:
  One-to-four family               $63,472                      $18,556
  All other loans secured
    by real estate                  23,759                        9,303

All other loans                      6,621                          306

Total                              $93,852                      $28,165


     Loan Portfolio Activity. The following table shows loan origination, sale and repayment activity of the Bank at and during the periods indicated.

                                  At or For the Year Ended December 31,
                                  1997          1996           1995
                                           (In thousands)
Loans at beginning of period
   (before net items)           $418,818      $360,475        $290,416

Add:
Loans originated:
 Real estate loans:
  One-to-four family
   adjustable rate                60,694       102,109          78,624
  One-to-four family fixed rate   16,538        23,574          18,116
  Multi-family                      -             -               -
  Commercial real estate          24,863        12,355           8,617
  Land                                58            58             525
  Construction                     4,328         7,516           4,784
 Other loans:
  Commercial business              3,890         2,995           1,965
  Home improvement and
   second mortgage                 5,729         6,334             520
  Passbook                         1,156         1,132             726
  Other consumer                   2,433         5,911           1,424

Total loans originated           119,689       161,984         115,301

Loans Purchased                      -          13,724              -

Less:
Loans sold                        13,156        45,319           1,296
Loans securitized                    -              -            4,361
Loan repayments                   84,473        67,800          37,462

Total loans sold,
 securitized and repaid           97,629       113,119          43,119

Less:
Charged-off                        2,155         2,488           1,799
Net transfers to OREO              1,143         1,758             324
Transfers to loans held-for-sale   5,311            -               -

Total loans charged-off
 and transfers                     8,609         4,246           2,123

  Net increase in loans           13,451        58,343          70,059

Loans at end of period          $432,269      $418,818        $360,475

     One-to-Four Family Residential Lending. The Bank continues to focus on the origination of loans secured primarily by first mortgage liens on existing one-to-four family residences, offering a variety of fixed and variable-rate mortgage loan products. At December 31, 1997, $342.7 million, or 79.3%, of the Bank's total loan portfolio consisted of one-to-four family mortgage loans, substantially all of which are conventional loans (i.e., loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration (the "VA")).

     The Bank actively solicits one-to-four family residential mortgage loan applications through its branch banking offices, as well as its team of loan originators, who will complete residential loan applications "off-site" throughout the Bank's market area. In addition, the Bank periodically conducts first-time home buyer seminars in an effort to develop residential loan applications and promote the Bank's community reinvestment.

     The Bank's practice is to generally originate single-family residential loans which qualify for sale to FNMA and FHLMC underwriting standards. In addition, the Bank has entered into agreements with several conduits whereby these institutions will purchase loans at a pre-determined price and on a pre-approved basis. This relationship allows the Bank to make mortgage loans that do not conform to the Bank's asset/liability management strategy. All of the Bank's rights and interest in such loans, including, in some instances, the right to service the loan, are thereby transferred to the purchasers. The Bank earns an origination fee on such loans. The Bank presently originates both fixed-rate and adjustable-rate mortgage loans with loan terms of 10, 15, 30 and 40 years. Adjustable-rate mortgage loans have interest rates that adjust at annual intervals based upon an index tied to the average yield on U. S. Treasury securities adjusted to a constant maturity of one year. These loans typically provide that the amount of any increase or decrease in the interest rate is limited to two percentage points per adjustment period and is limited to an aggregate of seven percentage points by which the rate can increase or decrease over the life of the loan. The Bank also originates, on a limited basis, self-insured residential loans with a maximum L.T.V. of 90% as well as limited documentation loans.

     Borrower demand for adjustable-rate versus fixed-rate mortgage loans is a function of the level of interest rates, expectations as to future changes in interest rates, and pricing differences between fixed-rate mortgage loans and adjustable-rate mortgage loans. The relative amount of fixed-rate and adjustable-rate residential loans that are originated at any time is therefore largely determined by market and financial conditions.

     At December 31, 1997, $64.5 million, or 14.9%, of the Bank's one-to-four family residential loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayment of principal over a fixed period of 10, 15 or 30 years, it is the Bank's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

     Adjustable-rate loans tend to decrease the risks to the Bank's net interest income associated with changes in interest rates, but involve credit risk, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank offers introductory rates on its adjustable-rate residential mortgage loans, which are lower than the fully indexed rate on adjustable-rate loans but are competitive with other lenders in the Bank's market. The Bank typically underwrites the ability of borrowers to service the one year adjustable-rate mortgage loans at the fully indexed rate or at rates acceptable to the secondary markets.

     The Bank's general practice is to lend up to 80% of the appraised value of the property securing a one-to-four family residential loan.
Under certain circumstances, the Bank will lend up to 95% of the appraised value. Except as to certain loans to facilitate the sale of residential subdivision OREO, to the extent that a loan exceeds 80% of the appraised value of the property, the borrower generally must obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80%, which effectively reduces the loss exposure to an 80% loan-to-value ratio or less. The Bank offers self-insured residential mortgage loans to a maximum L.T.V. of 90%. The Bank will, under certain circumstances, lend up to 95% of appraised value to facilitate the sale of residential OREO and up to 85% for the sale of non-residential OREO.

     Appraisals on property securing the Bank's one-to-four family residential loans are made by both independent appraisers and by the Bank's licensed, in-house appraisal staff.

     The Bank's policy also requires that appraisals be performed in accordance with applicable federal and state laws and regulations. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. The Bank generally has required borrowers to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Bank makes disbursements for items such as real estate taxes as they become due.

     Multi-Family, Commercial Real Estate, Land and Construction Lending. The Bank originates loans secured by multi-family and commercial real estate located primarily within the Bank's market area. The Bank also originates land acquisition and development loans, as well as construction loans for one-to-four family, multi-family and commercial real estate projects. These loan programs reflected efforts to diversify the type of property securing loans in the Bank's portfolio and to increase the sensitivity of the loan portfolio to changes in interest rates by originating loans with adjustable rates tied to indices more reflective of actual market rates. Additionally, such loans generally have higher fees and interest rates than comparable one-to-four family residential real estate loans. The Bank also originated fixed rate commercial mortgages generally matched by FHLB advances of like terms.

     At December 31, 1997, $5.4 million, or 1.3%, of the Bank's total loan portfolio consisted of loans secured by multi-family properties.
Multi-family loans are comprised primarily of loans secured by income producing properties with five to 10 residential units.

     At December 31, 1997, $55.1 million, or 12.8%, of the Bank's total loan portfolio consisted of loans secured by commercial real estate. Also at December 31, 1997, $2.9 million, or 0.7% of the Bank's total loan portfolio were construction loans, the majority of which were for construction of one-to-four family residential units. Land loans to acquire and develop real estate at December 31, 1997 amounted to $640,000 or 0.2% of the Bank's total loan portfolio. Most of the Bank's land loans were for residential real estate development projects, and, to a lesser extent, commercial and small industrial developments. The Bank has curtailed the origination of land loans, except in connection with loans to facilitate the sale of land held and under other limited circumstances.

     The Bank's lending policy allows for loans secured by multi-family properties and commercial real estate with a maximum loan-to-value ratio of 80% (or up to 85% to finance the sale of OREO). Historically, the Bank's multi-family and commercial real estate loans have maturities of 15 to 30 years. As to current loans, the Bank typically offers maturities of 3 to 25 years and terms which provide that interest rates thereon adjust at regular intervals of one, three, five, seven, or ten years, based upon an index tied to a treasury securities index or the FHLB advance rate for a period matching the repricing period of the loan. The Bank also originates fixed rate commercial mortgages having maturities from 15 to 25 years. The Bank generally obtains personal guarantees on loans from the principals of the borrowing entity. Appraisals of the property securing such loans are generally made by both independent appraisers and by the Bank's licensed, in-house appraisal staff.

     Multi-family, commercial real estate and commercial construction lending to builders is generally considered to involve a higher degree of risk than one-to-four family residential lending. Such lending typically involves larger loan balances concentrated in a single property or with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by existing income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be more susceptible to adverse conditions in the real estate markets or in the economy generally. Moreover, such financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of cost exceeding the initial estimates and risk associated with the failure of the ultimate purchaser to purchase such property, or the failure of the lender holding take-out financing to provide such financing. The Bank has resumed such lending, but on a limited basis consistent with prudent underwriting standards.

     Home Equity Lines of Credit, Home Improvement and Second Mortgages.
At December 31, 1997, $7.6 million, or 1.8% of the Bank's total loan portfolio, consisted of home equity lines of credit. At that date, the Bank had outstanding commitments for an additional $8.7 million of unused home equity lines of credit. Also at December 31, 1997, the Bank had outstanding a variety of home improvement loans and second mortgages secured by one-to-four family residential properties. Although home equity lines of credit and home improvement loans typically are secured by second mortgage liens on residential properties, some of the Bank's home equity lines and home improvement loans are secured by first mortgage liens on property which is not otherwise mortgaged or subject to similar encumbrances.

     The Bank currently offers home equity lines of credit consistent with prudent underwriting standards and favorable economic conditions. The Bank also currently offers amortizing second mortgage loans to enable home owners to access equity in their home. The Bank offers repayment schedules up to 15 years. The Bank also offers installment second mortgage loans fully amortized over five years. These loans are underwritten based on the borrower's consumer credit and may be up to 100% of the equity in the borrower's home. These loans do not exceed $40,000.

     The Bank's current Loan Policy permits home equity and second mortgage loans to be made for up to 80% of the appraised value of the property securing the loan, less any existing encumbrances. Appraisals on the property securing the Bank's home equity and second mortgage loan products and lines are made by both independent appraisers and by the Bank's licensed, in-house appraisal staff.

     Commercial Business Lending. The Bank's Commercial Business Lending Department offers a wide array of commercial lending and deposit services. The Bank is offering traditional commercial and industrial loan products and commercial real estate loans to local businesses consistent with prudent underwriting standards. The Bank believes these loan products will provide higher interest rates and will allow the Bank to serve the local small business community, a market sector which is not currently being served by large regional commercial banks or money center banks.
Management believes development of the Bank's commercial department affords the Bank the best opportunity to increase market penetration in the Bank's local market area.

     Consumer Lending. The Bank currently offers a variety of consumer loan products, including loans secured by passbook accounts at the Bank, unsecured lines of credit, education and automobile loans and personal loans. Interest rates are set from time to time and are intended to be generally competitive in the Bank's market. The Bank is now more actively pursuing direct consumer lending. Management believes that higher interest rates and shorter maturities associated with this type of lending will complement both earnings and asset/liability management objectives. The Bank intends to actively market consumer loan products and to build the consumer loan portfolio.

     Credit Cards. The Bank currently offers consumer and business credit cards. In addition, the Bank provides merchants services as an additional source of fee income.

     Mortgage Loan Servicing. The following table sets forth information regarding the Bank's loan servicing portfolio at the dates indicated.

                                    December 31,
                         1997 (a)               1996               1995
                                      (Dollars in thousands)

                              Percent            Percent              Percent
                    Amount    of Total   Amount  of Total    Amount   of Total
Loans owned and
 serviced by the Bank
 (before net items)   $432,269    85.51%  $418,818   85.74%   $360,475  81.42%
Loans serviced for
 others                 73,279    14.49     69,680   14.26      82,281  18.58
Total loans serviced
 by the Bank
  (before net items)  $505,548   100.00%  $488,498  100.00%   $442,756 100.00%

(a) Includes $5.3 million of one-to-four family mortgage loans held-for-sale.

     The Bank has historically serviced loans for other institutions as a means of maintaining customer relationships and generating fee income. These loans are comprised of loans originated by the Bank and securitized into participation certificates or whole loans sold to private banking institutions or FNMA or FHLMC. Fee income derived from these loans serviced for others totalled $296,000, $316,000 and $370,000 in 1997, 1996 and 1995, respectively.

Non-Performing, Delinquent and Classified Assets

     General. At December 31, 1997, non-performing assets were comprised of $4.8 million of non-performing loans and $574,000 of OREO. Most of the Bank's non-performing assets consist of OREO and non-performing loans secured by property located in the Bank's Southern Fairfield County, Connecticut market area.

     The Bank believes that the reduction in non-performing assets (see following table) is the result of concentrated efforts by the Bank's management and Board of Directors to improve credit quality and dispose of problem assets. The Bank believes the improvement of the Fairfield County residential real estate market and lower market interest rates facilitated the reduction in non-performing assets.

     The Bank's Watch List, comprised of loans which have been identified by the Bank's credit analysis system as exhibiting more than usual risk of non-performance or loss aggregated $8.5 million at December 31, 1996 and $11.7 million at December 31, 1997. Two loans which were non-accrual at December 31, 1996 were placed on the Watch List during 1997; these loans have been current for the remainder of 1997. Another loan experienced delinquency during the first half of 1997 and was placed on the Watch List; this loan has been current for the last six months of 1997.

     The Bank implemented the Accelerated Non-Performing Asset Disposition Program in 1994 to allow the Bank to more rapidly dispose of certain non-performing assets at discounts below their net realizable value.
The program established a $5.7 million special allowance to dispose of $14.0 million of non-performing assets, $3.1 million allocated to the provision for credit losses and $2.6 million allocated to the provision for
estimated losses on OREO.   The Bank concluded the ADP program on December
31, 1995. In total, gross assets of $16.1 million were disposed of, and a total of $4.6 million was charged to the ADP allowances.

     The Bank continued to reduce non-performing assets in 1997 and 1996 through the normal course of business. Total non-performing assets were $5.4 million at December 31, 1997 or 0.83% of total assets compared to $11.3 million or 1.9% of total assets at December 31, 1996.


Non-Performing Assets. The following table sets forth the amounts of the Bank's non-performing assets, by category at the dates indicated.

                                     At December 31,

                       1997        1996         1995        1994      1993
                                     (Dollars in thousands)
Non-performing loans:
Real estate loans:
 One-to-four family     $2,122     $ 2,784       $ 1,422     $ 2,402   $6,219
 Multi-family            1,317       1,739         2,330       2,119    2,120
 Commercial real estate  1,043       3,819         7,645       4,538   15,756
 Land                     -           -              105         509    1,180
 Construction             -           -              450         191      590
Other loans:
 Commercial                106       1,197            65          12       -
 Home equity lines
  of credit                175         175           395          57      141
 Home improvement and
  second mortgage           44         653           658         148      169
 Other consumer             40          74            -           -         5

Total non-performing
 loans (a) (b)           4,847      10,441        13,070        9,976  26,180

OREO:
 One-to-four family        250          90           148        2,257   2,246
 Multi-family              -           -              -           -       548
 Commercial real estate    324         586         3,386        6,480  10,555
 Land                      -           182           733        2,885   4,475
 Allowance for estimated
  losses on OREO           -           -              -          (802)   (194)

Total OREO, net            574         858         4,267       10,820   17,630

Total non-performing
 assets, net            $5,421     $11,299       $17,337      $20,796  $43,810

Total non-performing assets,
 net, as a percentage of
  total assets           0.83%        1.92%        3.36%        4.47%   10.24%

(a) For presentation purposes, no amount of the allowance for credit losses has been allocated to non-performing loans.

(b) Includes amounts previously reflected as in-substance foreclosures under prior accounting methods in effect as of the years ended December 31, 1993 and 1994.


     Troubled debt restructurings ("TDRs") are loans as to which the Bank has granted certain concessions in light of the borrower's financial difficulty. The objective of the Bank in granting these concessions, through a modification of terms, is to maximize the recovery of its investment. This modification of terms may include a reduction in stated rate, an extension of maturity at a more favorable rate and a reduction of accrued interest. In the past, any TDRs entered into by the Bank were classified as non-performing loans. The Bank may, from time to time, engage in TDRs when appropriate. At December 31, 1997, the Bank had no TDR's classified as non-performing.

     An additional form of troubled debt restructuring that is available to the Bank is loan splitting. In instances where cash flows are insufficient to service total debt, the debt may be split into two separate notes, one note at current market terms and a second at below market terms. This practice enables a certain portion of the loan to return to performing status. At December 31, 1997, the Bank had $1.9 million in former TDR's which have been integrated into the Bank's performing loan portfolio based on satisfactory performance.

     Delinquent Loans. Total loans delinquent 30 to 89 days decreased to $2.4 million as of December 31, 1997 from $4.1 million at December 31, 1996. The delinquency consisted primarily of one-to-four family residential loans (19 loans with an approximate balance of $2.0 million).

     The Bank continues to address collection of delinquent loans. Each loan officer is assigned a portfolio of delinquent loans. Delinquent borrowers receive written correspondence once a loan becomes 30 days past due. A loan officer will make contact before the loan becomes 20 days past due. A call letter will be sent out by the time a loan becomes 60 days past due unless a work-out schedule has been agreed to with the borrower. Foreclosure will commence after the loan becomes 90 days past due unless a repayment schedule has been mutually accepted or the Bank determines that foreclosure would not be in its best interests.

     Because of certain provisions of Connecticut foreclosure law, the Bank may encounter delays in its attempt to foreclose on property for which it is mortgagee. Connecticut foreclosure law requires a lawsuit by the foreclosing party against the mortgagor (owner) of real estate (and the suit must name as defendants all junior lien holders). In addition, Connecticut law protects consumers who are unemployed or under-employed, as defined by statute, by permitting them to obtain a six-month stay of a mortgage foreclosure action and to restructure their mortgage debt. In general, although foreclosure actions are subject to far fewer defenses than ordinary lawsuits, mortgagors can and sometimes do raise defenses which, even if not meritorious, can delay the foreclosure process for months or even years. Foreclosure in Connecticut is typically accomplished by strict foreclosure in contrast to foreclosure by sale. Strict foreclosure involves the rendering of a judgment by a court in favor of the foreclosing party (e.g., a bank) and sets a date by which the property owner (the mortgagor) and any other mortgagees must either redeem the property by paying the foreclosing party the full amount of its debt or lose their interest in the property. Foreclosure by sale requires a court to appoint a committee to sell property at public auction, and involves advertising and appraisal of the property. Foreclosure by sale frequently imposes significant delays when compared to the strict foreclosure process.

     Management of the Bank regularly reviews delinquent loans, which are placed on non-accrual status when, in its judgment, the probability of collection is too uncertain to warrant further accrual. All loans 90 days or more past due as to interest or principal are placed on non-accrual status unless, in exceptional circumstances, the loan is both well secured and in the process of collection. The Bank was accruing interest on four loans which were 90 days or more past due with an aggregate principal balance of $1.6 million at December 31, 1997.

     Allowances for Credit Losses. The Bank's allowance for credit losses was $5.8 million at December 31, 1997. The Bank's Watch List loans, unused lines of credit, and letters of credit are taken into account in establishing the allowance for credit losses.

     The following table sets forth an analysis of the activity in the allowance for credit losses at and during the periods indicated.

                           At or for the Year Ended December 31,

                                 1997       1996       1995      1994   1993
                                        (Dollars in thousands)

Balance at beginning of period  $7,334    $4,170     $4,827    $2,532   $4,567

Add:
Provision charged to operations    -       4,415      2,105       690    1,000
Allowance on Acquired Loans        -       1,000        -          -       -
ADP plan                           -          -      (1,100)    3,100      -

Recoveries                         653       237        137        94       38


Less:
Charged-off:
Real estate loans:
 One-to-four family               516       394         648       956      392
 Multi-family                     122       220         355         1       83
 Commercial real estate           967     1,788         671       551    1,442
 Land                              -         18         118        -       -
 Construction                      -         -           -         61    1,075
Consumer and commercial
  business                        550        68           7        20       81
                                2,155     2,488       1,799     1,589    3,073

Balance at end of period       $5,832    $7,334      $4,170    $4,827   $2,532

Net charged-off                $1,502    $2,251      $1,662    $1,495   $3,035

Loans outstanding
  (before net items)         $432,269  $418,818    $360,475  $290,416 $269,300

Ratio of net charged-off to
  loans outstanding (before
  net items) at end of
  period                       0.35%     0.54%        0.46%     0.51%    1.13%



     The following table sets forth, at the dates indicated, the Bank's allocation of the allowance for credit losses to the total amount of loans in each of the categories listed.

                                            At December 31,

                                                 1997

                                      Percent of               Percent of Loans
                                     Total Allowance           in each Category
                             Amount     For Credit Losses      to Total Loans
                                     (Dollars in thousands)
Mortgage Loans
  Residential (a)           $1,161              19.9%                78.4%
  Commercial (b)             3,854              66.1                 15.0
Other Loans (c)                817              14.0                  6.6
Total allowance for
  credit losses             $5,832             100.0%               100.0%

Ratio of allowance
  for credit losses to
  loans outstanding
  (before net items)
  at end of period            1.35%


                                            At December 31,

                                                 1996

                                        Percent of             Percent of Loans
                                      Total Allowance          in each Category
                            Amount    For Credit Losses          to Total
Loans
                                       (Dollars in thousands)

Mortgage Loans
  Residential (a)           $1,045              14.2%                79.9%
  Commercial (b)             4,710              64.3                 13.3
Other Loans (c)              1,579              21.5                  6.8
Total allowance for
 credit losses              $7,334             100.0%               100.0%

Ratio of allowance
  for credit losses to
  loans outstanding
  (before net items)
  at end of period           1.75%



                                            At December 31,

                                                 1995

                                      Percent of              Percent of Loans
                                    Total Allowance           in each Category
                       Amount       For Credit Losses         to Total Loans
                                       (Dollars in thousands)

Mortgage Loans
 Residential (a)            $  750              18.0%                79.8%
 Commercial (b)              3,153              75.6                 15.7
Other Loans (c)                267               6.4                  4.5
Total allowance for
 credit losses              $4,170             100.0%               100.0%

Ratio of allowance
  for credit losses to
  loans outstanding
  (before net items)
  at end of period            1.16%



(a)  Includes one-to-four family loans.

(b) Includes all commercial real estate loans, multi-family, land and construction loans.

(c) Includes commercial business, home equity lines of credit, home improvement, second mortgages, passbook and other consumer loans.



     Allowance for Estimated Losses on OREO. The following table sets forth an analysis of the activity in the allowance for estimated losses on OREO at and during the periods indicated.



                                       At or For the Year Ended December 31,
Allowance for Estimated Losses
  on OREO                           1997      1996      1995     1994     1993
                                                        (In thousands)

Balance at beginning of period      $  -      $  -    $  802   $  194   $1,025

Add:
 Provision charged to operations       -       459       460    2,894(b) 3,975

Less:
  Charged-off:
    One-to-four family                 -         -       284      449      298
    Multi-family                       -         -        58      153      224
    Commercial real estate             -       459       582    1,097    2,008
    Land                               -         -       338      193      840
    Construction                       -         -        -       394    1,436
                                       -       459     1,262    2,286    4,806

Balance at end of period (a)       $   -     $   -    $   -     $ 802    $ 194


(a) The Bank carries OREO at net realizable value. Beginning in 1991, the Bank established general and specific reserves against OREO to arrive at net realizable value. Beginning in 1993, the Bank netted the specific reserves against OREO carrying values, and continues to maintain a general reserve when deemed necessary by management to arrive at net realizable value.

(b) Of the $2.9 million provision charged to operations, $2.6 million was a result of the ADP Program.


Investment Activities

     General. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which the Bank adopted as of January 1, 1994, the Bank was required to classify each security in the portfolio as either "Held-to-Maturity", "Available-for-Sale", or "Trading Account Security".
It was the decision of management to classify substantially all of the portfolio as Held-to-Maturity at the adoption date based upon the Bank's ability and intent to hold, taking into account currently available liquidity and the potential for additional liquidity afforded by the Bank's stock conversion.

     During 1996 the Bank assessed whether the Held-to-Maturity classification was supported by management's intent due to the repositioning of the Bank's long term objectives and financial condition; as a result, the Bank reclassified substantially all of these investments to Available-for-Sale. This decision required the Bank to mark each security to market through Shareholders' equity as of December 31, 1996 and reflect each investment at fair value.

     Under Connecticut law, the Bank has authority to purchase a wide range of investment securities. However, as a result of changes in federal banking laws in 1991, financial institutions such as the Bank may not engage as principals in any activities that are not permissible for a national bank, unless the FDIC has determined that the activity would pose no significant risk to the Bank Insurance Fund and the Bank is in compliance with applicable capital standards. In March 1993, the Regional Director of the FDIC approved a request by the Bank to invest in certain listed stock and/or registered stock subject to certain conditions.

     The Bank utilizes the trading account classification to account for the portion of the equity portfolio with common stock investments in the covered call option program. This program is designed for yield enhancement and to lessen the Bank's exposure to a potentially volatile stock market. In this program, the Bank purchases shares of qualified common stock and sells a call option against the investment. The holding period of each investment averages one to three months and there are ten to fifteen investment positions in the program. As required by SFAS 115 the Bank marks the common stock and related covered call option to market through current period earnings.

     During 1997, the Bank effected various purchase and sale transactions designed to increase yields on the existing portfolio investment levels and, during the first six months of the year, invested a net total of approximately $34 million in callable preferred stocks as part of its income tax strategy. These securities accounted for a significant part of the net growth of the portfolio providing an advantageous investment vehicle as the stock converts in approximately 4-1/2 years to adjustable rates which management anticipates will result in the securities being called. An additional benefit to the tax effective yield is an equalization provision, in the event the dividend income becomes subject to full taxation, up to the call date.

     The following table sets forth the composition of the Bank's securities at fair value at the dates indicated.

                                            At December 31,

                            1997       1996        1995        1994       1993
                                              (In thousands)
Debt Securities:
  U.S. Treasury securities  $   -     $   -      $ 8,316     $24,137    $38,488
  Obligations of other U.S.
   Government agencies       55,257    42,120     20,366      25,240     19,633

  Total                     $55,257   $42,120    $28,682     $49,377    $58,121

Equity Securities           $39,292(a) $5,528(a)  $4,844      $22          $23


(a) Includes $1,830 and $3,292 classified as trading at December 31, 1997 and 1996, respectively.



     The following table sets forth the maturities of the Bank's investment securities (excluding equity securities) by amortized cost at December 31, 1997 and the weighted average yields of such securities.

                        After One But     After Five But
     Within One Year  Within Five Years  Within 10 Years  After 10 Years Totals
                                  (Dollars in Thousands)

               Weighted       Weighted        Weighted     Weighted    Weighted
               Average         Average        Average      Average     Average
        Amount  Yield  Amount  Yield  Amount  Yield Amount  Yield  Amount Yield
Other
 Bonds
 and
 notes(a) $   -  -%  $3,000  6.60%  $43,002  6.97%  $9,120  7.15%  $55,122 6.98%
Mortgage-
 backed
 securities(b) -  -    2,318  7.70     9,686  7.92   73,539 7.86    85,543 7.80

Total     $    -  -%  $5,318  7.08%  $52,688  7.14% $82,659 7.78% $140,665 7.48%


(a)  Solely U.S. Government agencies.

(b)  Solely FHLMC and FNMA participation certificates.


     Mortgage-Backed Securities. Mortgage-backed securities increase the quality of the Bank's assets because of the insurance or guarantees of federal agencies on non-guaranteed mortgage loans. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be more readily available to collateralize borrowings or other obligations of the Bank. All of the FNMA or FHLMC securities owned by the Bank at December 31, 1997 had initial maturities of seven to thirty years, although the Bank expects the average lives will be considerably shorter due to principal amortization and prepayments.


     The following table sets forth the activity in the Bank's mortgage-backed securities portfolio at and during the periods indicated.

                                     At or For the Year Ended December 31,

                                     1997                1996           1995
                                                     (In thousands)
Mortgage-backed securities at
  beginning of period               $92,443           $90,281         $97,719
 Purchases                           47,205            38,650          44,318
 Acquired in exchange for loans         -                -              4,361
 Sales                              (34,630)          (11,886)        (38,615)
 Repayments, accretion and
  amortization                      (19,475)          (24,602)        (17,502)

Mortgage-backed securities
  at end of period                  $85,543           $92,443         $90,281

Sources of Funds

     The primary sources of funds for the Bank's use in its lending activities and for other general business purposes are amortization and prepayment of loans, deposit accounts and funds provided from operations. See "Management's Discussion and Analysis - Liquidity and Interest Rate Risk Management".

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funds primarily through the pricing of deposits and, to a lesser extent, by promotional activities.

     Among the deposit accounts offered by the Bank at December 31, 1997 were regular passbook and statement savings accounts, which earn interest at an annual rate of 1.99% with an effective annual yield at 2.00%. Interest on passbook and statement savings accounts is compounded and credited monthly. The Bank requires a minimum deposit of $5.00 to open a passbook or statement savings account. The Super Savings Account earns interest at annual rates of 2.23% to 3.35% with an effective annual yield of 2.25% to 3.40%. The minimum deposit to open Super Savings Accounts is $1,000 and the interest is compounded and credited monthly. The Bank also offers money market accounts which are competitive with similar money market mutual funds. The Bank requires a $2,500 minimum deposit to open the Advantage Money Market Account. Average monthly balances of less than $2,500 are subject to service charges. The minimum deposit to open the Gold Money Market Account is $5,000. Average monthly balances of less than $5,000 are subject to service charges. Interest is compounded and credited monthly. The interest rate is reviewed weekly and adjusted as money market conditions warrant. Minimum balance requirements for the Bank's certificates of deposit for one year or more are $500. Certificates which have a maturity of under one year have a minimum balance requirement of $1,000. Interest rates on all certificates are determined by the Bank's Funds Management Committee based on market conditions, competitive factors, cash flow requirements of the Bank, and funding objectives. Interest is compounded and credited monthly on all certificates. The Bank offers checking accounts which require a $25 minimum initial deposit and bear no interest, and NOW accounts which pay interest on balances of $1,000 or more and require a $25 minimum initial deposit. The Bank also offers a Municipal Sweep Now Account which requires a minimum initial deposit of $50,000.

     As an additional source of funds, the Bank offers a commercial repurchase agreement. This account pays interest and the minimum balance to open is $50,000. Balances in the repurchase agreement are collateralized by government securities.

     The following table sets forth, at the dates indicated, the distribution of the Bank's deposit accounts at the dates indicated and the weighted average cost on each category of deposits for the periods then ended.

                                              At December 31,
                                                  1997
                                          (Dollars in Thousands)

                                                Percent of        Weighted
                                                 Total            Average
                                 Total          Deposits           Cost
Demand deposits               $ 27,471           6.18%             0.00%

Savings:
   Regular savings              29,455           6.63              1.99

   Super savings                47,863          10.78              3.00

   NOW                          37,287           8.39              1.16

   Money Market fund            55,541          12.50              3.17

   Escrow deposits               4,727           1.07              2.80

Certificates:
   Certificate accounts        204,129         45.95               5.66

    Money Market certificates   37,738          8.50               4.48

Total Deposits                $444,211        100.00%              3.96%




                                              At December 31,
                                                  1996
                                          (Dollars in Thousands)

                                                Percent of        Weighted
                                                 Total            Average
                                 Total          Deposits           Cost

Demand deposits                 $22,479          5.31%            0.00%
Savings:
  Regular savings                28,096          6.64             2.06

  Super savings                  45,404         10.73             2.60

  NOW                            30,262          7.15             1.88

  Money Market fund              47,957         11.33             2.95

  Escrow deposits                 4,965          1.17             2.83

Certificates:
  Certificate accounts          197,108         46.56             6.03

  Money Market certificates      47,019         11.11             5.01

Total Deposits                 $423,290        100.00%            3.91%




                                              At December 31,
                                                  1995
                                          (Dollars in Thousands)

                                                Percent of        Weighted
                                                 Total            Average
                                 Total          Deposits           Cost

Demand deposits                $ 13,697          3.40%            0.00%

Savings:
  Regular savings                28,660          7.12             1.82

  Super savings                  55,042         13.66             2.79

  NOW                            35,097          8.71              .95

  Money Market fund              59,724         14.83             3.89

  Escrow deposits                 4,142          1.03             2.73

Certificates:
  Certificate accounts          154,340         38.32             5.31

  Money Market certificates      52,095         12.93             4.47

Total Deposits                 $402,797        100.00%            3.81%


     The following table sets forth the net deposit flows of the Bank during the periods indicated.



                                      Year Ended December 31,

                               1997                  1996              1995
                                               (In thousands)
Net deposit inflow (outflow)  $ 3,781             $ 3,649 (a)         $25,557
Interest                       17,140              16,844              14,169

Net increase in deposits      $20,921             $20,493             $39,726



(a) Includes deposits assumed in the FFB&T transaction of $47.6 million, and $48.0 million in deposits sold in the Brookfield and Bethel branch sales (see Management Discussion and Analysis - Financial Condition).


     The following table presents the amounts of the Bank's certificate accounts at December 31, 1997 maturing during the periods reflected below and the weighted average interest rate of such accounts at such date:


                                                         Weighted Average
                                    Amount               Interest Rate
                                       (Dollars in thousands)
Certificate accounts maturing
 during the 12 months ending:
December 31, 1998                  $146,109                    5.12%
December 31, 1999                    70,623                    5.85
December 31, 2000                    20,757                    6.51
  Thereafter                          4,378                    5.90

Total                              $241,867                    5.47%



     The following table presents the maturities of the Bank's certificate accounts in amounts of $100,000 or more at December 31, 1997 by time remaining to maturity.

                                                Maturing
                                              (In thousands)
Six months or less                               $ 9,329
Over six through twelve months                     5,164
Over twelve months                                 9,823

                      Total                      $24,316


     Borrowings. Although deposits are the Bank's primary source of funds, the Bank also utilizes borrowings from the FHLB and securities sold under agreements to repurchase ("reverse repurchase agreements") as alternative funding sources.

     The Federal Home Loan Bank System functions in a reserve credit capacity for savings institutions and certain other home financing institutions. The Bank is required to own capital stock in the FHLB in order to access the System and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain credit worthiness standards have been met.

     In addition, the Bank increased the use of the reverse repurchase agreement as a means to borrow funds. These agreements are essentially collateralized borrowings, similar to FHLB borrowings, and to the extent that the rates and terms are more favorable, the Bank utilizes the reverse repurchase agreement in lieu of an FHLB borrowing.

     At December 31, 1997, the Bank had outstanding $110.9 million in borrowings from the FHLB, maturing as follows:

               Adjustable Rate         Next Interest
                  Due Date             Adjustment        Amount       Rate
               May 1999               November 1997     $ 4,400       5.94%
               February 2002          February 1999      10,000       5.90

       Total Adjustable Rate                             14,400       5.91

               Fixed Rate

              January 1998                -               5,000       5.78
              February 1998               -               5,000       5.30
              March 1998                  -              10,000       5.63
              April 1998                  -               5,000       5.98
              May 1998                    -              10,000       6.13
              May 1998                    -               5,000       6.28
              May 1998                    -               5,000       5.96
              June 1998                   -               5,000       6.28
              June 1998                   -              15,000       5.87
              June 1998                   -              15,000       5.76
              July 1998                   -               5,000       5.82
              July 1998                   -               5,000       5.26
              November 1998               -               5,000       5.90
              December 2013               -               1,537(a)    6.55

       Total Fixed Rate                                  96,537       5.85%

       Total Borrowings                                $110,937


(a) This borrowing has an amortization feature attached to it and pays down over a term consistent with the loan it is matched against.



     FHLB advances to the Bank at December 31, 1995, 1996, 1997 were $61.8 million, $82.2 million and $110.9 million, respectively.



     The following table sets forth, at the dates indicated, information concerning the Bank's reverse repurchase agreements:

                                 Year Ended December 31,
                                           1997            1996           1995
                                               (Dollar amounts in
thousands)
Average Balance During the Year           $33,847       $29,203         $6,857
Maximum Month-End Balance During the Year $40,441       $36,350         $9,310
Average Interest Rate During the Year        5.90%         5.61%          5.88%

     At December 31, 1997, repurchase agreements aggregating approximately $21.0 million, $9.4 million and $10.0 million mature during the years ending December 31, 1998, 2000 and 2002, respectively.

The following table sets forth, at the dates indicated, information regarding the weighted average interest rate and the highest and average month-end balances of the Bank's total borrowings.


                                                Year Ended December 31,
                                                    1997        1996      1995
                                                  (Dollars in thousands)
Weighted average interest rate of total borrowings  5.88%      5.89%     6.44%
Highest outstanding balance of total borrowings  $181,951   $159,903  $77,229
Average month-end balance of total borrowings    $158,944   $115,465  $65,644

Credit Card Services

     The Bank acquired a credit card operation in conjunction with the acquisition of certain assets of Fairfield First Bank and Trust Company in July 1996.

     The credit card function involves two primary lines of business: merchant deposit and cardholder.

     As of December 31, 1997 there was $1.4 million in credit card loans outstanding compared to $1.0 million as of December 31, 1996.

     Interest income is derived from the credit card loans and the merchant deposit function generates fee income for the Bank.

Subsidiaries

     The Bank has one wholly owned subsidiary, NSS Realty, which was formed in 1990 for the sole purpose of developing and disposing of certain real estate the Bank acquired through foreclosure or deed in lieu of foreclosure. NSS Realty recorded sales of Bank owned real estate during the year ended December 31, 1997 of $139,100, which resulted in a gain of $68,700. At December 31, 1997, NSS Realty has one property with a book value of $111,700. NSS Realty has one wholly owned subsidiary, NSS Westport Development Corp., which was formed in 1992 solely for the purpose of developing an OREO property, Sherwood Farms in Westport, CT. This subdivision was completely sold out in 1996 and the subsidiary is currently inactive.

Employees

     160 employees were employed by the Bank as of February 28, 1998; 156 were full time equivalents.

Miscellaneous

     The Bank has not obtained a material portion of its deposits from a single customer. A material portion of the Bank's loan portfolio is not concentrated in one industry or related group (other than residential mortgage lending in Fairfield County, Connecticut). The Bank holds no material patents, trademarks, licenses or concessions except as required by regulatory authorities. The Bank has undertaken no material research activities related to new services or the improvement of existing services, other than routine activities in the ordinary course of the Bank's business. The Bank conducts substantially all of its marketing research using existing personnel, none of which is engaged full-time in such activities.


ITEM 2.
Properties

     At December 31, 1997 the Bank had eight full service banking offices and one satellite (ATM) branch. The following table lists information at December 31, 1997 for the properties of the Bank.

                       Year   Office Area     Amount of  Owned or   Lease
Location             Opened   by Square Feet  Deposits   Leased   Expiration
                                      (Dollars in thousands)
Executive Offices:

48 Wall Street           1849      24,000      $  -        Owned
Norwalk, Connecticut

Full Service
Banking Offices:

48 Wall Street           1849       2,950       158,128    Owned
Norwalk, Connecticut

117 Old Ridgefield Road  1960      3,450         42,769    Owned
Wilton, Connecticut

Rt. 7 & 107              1972      2,560         29,013    Leased  June 30,2002
Georgetown, Connecticut

Main Avenue &
West Rocks Road          1974      3,560         70,841    Leased April 30,2006
Norwalk, Connecticut

578 Westport Avenue      1983      3,500         57,321    Owned
Norwalk, Connecticut

1815 Post Road East      1988      3,392         37,944    Owned
Westport, Connecticut

2000 Post Road           1996      3,300         35,564    Leased Oct. 31,2006
Fairfield, Connecticut

1089 Post Road
Darien, Connecticut      1997      3,000         12,631    Leased Sept. 30,2006

Satellite Branch
So. Norwalk Railroad
  Station                1996  Free standing ATM   -       Leased June 14,2001

                                               $444,211

ITEM 3.
Legal Proceedings

     The Company and its subsidiary are not involved in any legal proceeding that it believes is material to its financial condition.

ITEM 4.
Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.


PART II
ITEM 5.
     Market for the Company's Common Stock and Related Shareholder Matters

     NSS Bancorp, Inc.'s common stock is traded over the counter on the NASDAQ National Market System under the symbol "NSSY".

     As of March 27, 1998 the latest practicable date, there were approximately 688 shareholders of record.

     Information on market prices and dividends paid for the latest two fiscal years is included on page 29 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference, under the caption, "Market Price of Common Stock".

     The Bank began paying dividends to its shareholders in 1996. The first dividend since becoming a public company in June 1994 was $0.05 per share payable to the shareholders of record as of the close of business on May 6, 1996. Subsequent dividends have been declared and paid by the Bank on a quarterly basis during 1996 and the first three quarters of 1997, and, commencing with the fourth quarter of 1997, by Bancorp. The Board of Directors recognizes that it is under no obligation to continue paying dividends and will consider such a payment on a quarterly basis assuming such action would be consistent with its primary goal of maintaining the capital adequacy of both Bancorp and Bank. The ability of Bancorp to pay dividends to its shareholders is primarily dependent upon the Bank's ability and inclination to pay dividends to Bancorp. Connecticut law prohibits the Bank from paying dividends other than to the extent of retained net profits from the current fiscal year and two preceding full fiscal years.


ITEM 6.
Selected Financial Data

     The following tables set forth certain selected consolidated financial and other data of the Company at or for the dates indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein. The consolidated financial data as of and for the years ended December 31, 1993 through 1997 have been derived from the audited Consolidated Financial Statements of the Company.


                                       At or For the Year Ended December 31,
($ thousands, except per share data)

                                  1997     1996     1995      1994     1993
Selected Balance Sheet Data:
Total assets                  $654,222  $589,589   $515,267  $464,901 $427,950
Treasury & other gov't.
 agency securities              55,257    42,120     28,682    51,139   58,129
Mortgage-backed securities      85,948    92,453     90,339    97,270   58,219
Equity Securities               39,292     5,528      4,844        22        9
Loans Receivable, net of
 deferred loan fees            431,644   418,100    359,966   289,712  268,713
Allowance for credit losses      5,832    7,334     4,170      4,827  2,532
Loans, net                     425,812   410,766    355,796   284,885  266,181
OREO                               574       858      4,267    11,622   17,824
Allowance for estimated losses    -          -          -         802      194
OREO, net                          574       858      4,267    10,820   17,630
Deposits                       444,211   423,290    402,797   363,071  359,063
Borrowings                     151,671   114,043     67,123    63,510   48,765
Shareholders' Equity/
 Retained Earnings              56,138    49,353     43,595    37,513   19,712

Non-Performing Assets:
 Non-performing loans            4,847   10,441      13,070     9,976   26,180
 OREO, net                         574      858       4,267    10,820   17,630
 Total non-performing assets    $5,421  $11,299     $17,337   $20,796  $43,810

Summary of Operations:
Interest and dividend income    45,869  $41,255    $33,015    $25,045  $24,520
Interest expense                26,496   23,640     18,398     13,112   13,719

Net interest and dividend income19,373   17,615     14,617     11,933   10,801
Provision for credit losses       -       4,415      1,005      3,790    1,000
Net interest income after provision
 for credit losses              19,373   13,200     13,612      8,143    9,801

Non-interest income:
 Service charges and other income3,787    2,687      1,897      1,890    2,173
 Gains (losses) on loans and
  investment securities          1,459      517        798        (64)   2,410
 Gain on sale of branches          -      3,639         -         -        -

Non-interest expenses:
  Provision for estimated losses
    on OREO                        -        459      460    **2,894      3,975
  Holding costs and expenses of
    OREO, net                     (103)     903      955        532        850
  Operating expenses            15,827   14,104   11,304      9,980      8,705
  Income (loss) before income
    taxes                        8,895    4,577    3,588     (3,437)       854
  Current income tax provision   1,973      175       10         50         73
  Deferred income tax provision
    (benefit)                    1,357   (1,300)  (1,200)       -           -

  Net income (loss)             $5,565   $5,702   $4,778    ($3,487)      $781

  Net income excluding the
    effects of the
     ADP Program (*, **)                                     $2,213


  Income (loss) per share        $2.31    $2.39    $2.04     $(1.51)      N/A
  Income per share excluding
   the effects of
     the ADP Program (*,**)      N/A       N/A     N/A        $0.96       N/A

* Includes $3.1 million allocated to loans of the total $5.7 million one-time special charge for the Accelerated Non-Performing Asset Disposition Program (ADP).

** Includes $2.6 million allocated to OREO of the total $5.7 million one-time special charge for the ADP Program.



ITEM 6. (continued)
Selected Financial Data (continued)

                        At or For the Year Ended December 31,
                          1997       1996       1995       1994        1993
                                           (Dollars in thousands)
Performance Ratios:(***)
Return on average total
  assets                  0.87%     0.97%     0.76%        0.51%       0.18%
Return on average
  equity/retained
  earnings               10.54     12.52      8.97         7.36        3.95
Net yield on interest-
  earning assets          3.11      3.12      3.17         2.96        2.84

Asset Quality Data:
Non-performing loans as
 a % of loans receivable  1.12      2.50      3.63         3.44        9.72

Non-performing assets as
 a % of total assets      0.83      1.92      3.36         4.47       10.24

Allowance for credit
 losses as a % of
  loans receivable        1.35      1.75      1.16         1.66        0.95

Allowance for credit
 losses as a % of
   non-performing loans 120.32     70.24     31.91        48.39        9.67

Net charge-offs to
 average loans            0.34      0.56      0.53         0.56        1.13



Capital Ratios:
Tier 1 leverage capital    8.2       7.9       8.4         8.2          4.6

Tier 1 risk-based capital 15.4      15.7      16.7        14.5          8.9

Total risk-based capital  16.6      17.0      17.9        15.8         10.0


Other Selected Financial
 and Statistical Data:
Loans originated during
 period                $119,689   $161,984   $115,301   $75,718      $55,133
Dividend payout          15.15%     6.28%      N/A         N/A          N/A


*** Ratios for 1995 and 1994 exclude the effects of the ADP Program. All such ratios for 1994 would be negative if the ADP charge of $5.7 million was included.




ITEM 7.
     Management's Discussion and Analysis of Financial Condition and Results of Operations

     The data required by this item is included on pages 9 through 30 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference herein.


ITEM 7A.
     Quantitative and Qualitative Disclosures About Market Risk

     The data required by this item is included on pages 27 and 28 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference herein.


ITEM 8.
      Financial Statements and Supplementary Data

      The data required by this item is included on pages 31 through 59 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference herein.


ITEM 9.
      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None


PART III
ITEM 10.
     Directors and Executive Officers of the Registrant

     Information regarding the directors of the Company is omitted from this report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year and the information to be included therein is incorporated herein by reference.

     The executive officers of the Company (other than Messrs. Judson and Howell, who are also Directors), all of whom are subject to election annually by the Board of Directors, are:

     Jeremiah T. Dorney has been Senior Vice President of the Bank since April 1985, and was elected Corporate Secretary in June 1988. His responsibilities are that of Senior Operations Officer and Director of Human Resources. Mr. Dorney's career spans 35 years of diversified banking education and experience.

     Marcus I. Braverman, C.P.A. has been Senior Vice President and
Chief Financial Officer of the Bank since January 1994. He was appointed Treasurer in 1995. From 1988 through June 1993, he was Vice President in the Finance Division of People's Westchester Savings Bank and Senior Vice President in June 1993.


ITEM 11.
     Executive Compensation

     Information regarding remuneration of executive officers and directors of the Company is omitted from this report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year and the information to be included therein is incorporated herein by reference.


ITEM 12.
     Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is omitted from this report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year and the information to be included therein is incorporated herein by reference.

ITEM 13.
     Related Parties and Transactions

     Information regarding certain relationships and related transactions is omitted from this report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year and the information to be included therein is incorporated herein by reference.


PART IV
ITEM 14.
     Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1). The following financial statements of the Company included in the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference in
               Item 8. The remaining information in said Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

               (i) Consolidated Statements of Financial Condition as of December 31, 1997 and 1996.

              (ii) Consolidated Statements of Earnings for years ended December 31, 1997, 1996 and 1995.

             (iii) Consolidated Statements of Shareholders' Equity for years ended December 31, 1997, 1996 and 1995.

              (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

               (v)  Notes to Consolidated Financial Statements.

              (vi)  Independent Auditor's Report.

(a) (2). All financial statement schedules for which provision is made in applicable accounting regulations are inapplicable and have therefore been omitted.

(b)  Exhibits and reports on Form 8-K.

     Form 8-K dated November 21, 1997 reporting the registrant's response to a significant shareholder communication.


     Form 8-K dated December 1, 1997 reporting the adoption of a stock repurchase program.


(c) The following documents are filed as Exhibits to this Form 10-K, as required by Item 601 of Regulation S-K.

     Exhibit No.                         Description

        3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3i to the Company's Registration Statement on Form 8-A filed on July 24, 1997).

        3.2 Bylaws of the Company (incorporated by reference to Exhibit 3ii to the Company's Registration Statement on Form 8-A filed on July 24, 1997).

        4.1            Instruments Defining Rights of Security Holders:
                       Shareholders Rights Agreement; Amendment to Rights Agreement; and Assignment of Rights Agreement (incorporated by reference to the Company's Registration Statement on Form 8-A as Exhibits 4, 4.1, and 4.2 thereto, filed on July 24, 1997.

       10.1 Employment Agreement-Robert T. Judson (incorporated by reference to Exhibits 10.1; 10.1.2; 10.1.3 and
                       10.1.4 to the Company's Registration Statement on Form 8-A filed on July 24, 1997).

       10.2 Employment Agreement-Charles F. Howell (incorporated by reference to Exhibits 10.2.1; 10.2.2; 10.2.3 and
                       10.2.4 to the Company's Registration Statement on Form 8-A filed on July 24, 1997).

       10.3.           Employment Agreement-Jeremiah T. Dorney
                       (incorporated by reference to Exhibits 10.3.1; 10.3.2; 10.3.3 and 10.3.4 to the Company's
                       Registration Statement on Form 8-A filed on
                       July 24, 1997).

       10.4.1          Employment Agreement-Marcus I. Braverman
                       (incorporated by reference to Exhibits 10.4.1; 10.4.2; 10.4.3; and 10.4.4 to the Company's
                       Registration Statement on Form 8-A filed on July 24,
                       1997).

       10.5 Divestiture Agreement between Westport Asset Management and Norwalk Savings Society
                       (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 8-A filed on July 24, 1997.

       10.6 Norwalk Savings Society 1994 Employee Stock Option Plan (incorporated by reference to Exhibits 4.1(a), 4.1(b) and 4.1(c) to the Company's Registration Statement on Form S-8 filed on December 11, 1997.

       10.7 Norwalk Savings Society 1994 Director Stock Option Plan (incorporated by reference to Exhibits 4.2(a), 4.2(b) and 4.3(c) to the Company's Registration Statement on Form S-8 filed on December 11, 1997.

       10.8 Norwalk Savings Society Executive Incentive Plan (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-8 filed on December 11, 1997).

       11              Computation of Earnings Per Share

       13              1997 Annual Report to Shareholders.

       18              Consent of Friedberg, Smith & Co., P.C.

       21              Subsidiaries of NSS Bancorp, Inc.

       27              Financial Data Schedule


SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        NSS BANCORP, INC.



Date:     March 25, 1998            By: /s/ Robert T. Judson
                                            Robert T. Judson
                                 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Chief Executive Officer:



      /s/ Robert T. Judson         Date:       March 25,  1998
          Robert T. Judson
Director, President and Chief Executive Officer
     (Principal executive officer)


Chief Financial Officer:


     /s/ Marcus I. Braverman, CPA   Date:        March 25, 1998
         Marcus I. Braverman, CPA
Senior Vice President, Treasurer and Chief Financial Officer
       (Principal financial and accounting officer)


Directors:


      /s/ Donald St. John        Date:          March 25, 1998
          Donald St. John
      Chairman of the Board



      /s/ Robert T. Judson       Date:           March 25, 1998
          Robert T. Judson
Director, President and Chief Executive Officer



     /s/ Brian A. Fitzgerald     Date:           March 25, 1998
         Brian A. Fitzgerald
Director and Corporate Secretary



     /s/ Charles F. Howell       Date:           March 25, 1998
         Charles F. Howell
            Director



     /s/ Herbert L. Jay         Date:            March 25, 1998
         Herbert L. Jay
            Director



     /s/ Dr. Edward J. Kelley   Date:            March 25, 1998
         Dr. Edward J. Kelley
            Director



     /s/ John L. Segall         Date:            March 25, 1998
         John L. Segall
            Director



     /s/ Alan R. Staack         Date:            March 25, 1998
         Alan R. Staack
            Director

                                EXHIBIT 11

                              NSS BANCORP, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)



                                                Year Ended December 31,

                                             1997        1996        1995

Net Income                                  $5,565     $5,702       $4,778

Outstanding weighted average common shares,
 including shares issued for exercised
  stock options                              2,405      2,368        2,333

Average shares committed to be released
 under the ESOP                                  9         13           13

Weighted average shares - basic              2,414      2,381        2,346

Weighted average effect of:

- Shares contingently issuable for
  executive compensation plans                   9          -            -

- Shares issuable for assumed exercise
  of outstanding stock options                 253        225          134

- Shares repurchasable using the
  proceeds of assumed exercise of stock
  options (treasury stock)                    (143)      (166)        (129)


Weighted average shares - assuming dilution 2,533       2,440        2,351



Income Per Share:
  Basic                                     $2.31       $2.39        $2.04
  Assuming Dilution                         $2.20       $2.34        $2.03


                                   Exhibit 13


                    NSS Bancorp, Inc.
                    1997 Annual Report


FINANCIAL CONDITION DATA

                                                  December 31,
($ thousands)                 1997       1996       1995       1994       1993

Total assets               $654,222   $589,589   $515,267   $464,901   $427,950
Investment securities       180,497    140,101    123,865    148,431    116,357
Loans receivable            432,269    418,818    360,475    290,416    269,300
Allowance for credit losses  (5,832)   (7,334)     (4,170)    (4,827)    (2,532)
Deposits                    444,211   423,290     402,797    363,071    359,063
Borrowed funds              151,671   114,043      67,123     63,510     48,765
Shareholders' equity/
 retained earnings           56,138    49,353      43,595     37,513     19,712
OREO, net                       574       858       4,267     10,820     17,630
Non-accrual/
 non-performing loans         4,847    10,441      13,070      9,976     26,180
Total non-performing assets   5,421    11,299      17,337     20,796     43,810


EARNINGS DATA

($ thousands,                                Years ended December 31,
 except per share data)       1997       1996       1995       1994       1993
Net interest and
 dividend income          $  19,373 $  17,615   $  14,617  $  11,933   $ 10,801
Provision for credit losses       0     4,415       2,105        690      1,000
Net gains on sales of
 assets and liabilities       1,459     4,156        798         (64)     2,410
All other non-interest income 3,787     2,687      1,897       1,890      2,173
OREO related costs (gain),
 net                          (103)     1,362      1,415         826      4,825
All other non-interest
 expense                    15,827     14,104     11,304       9,980      8,705
Income before income
 tax provisions              8,895      4,577      2,488       2,263        854
Current tax provision        1,973        175         10          50         73
Deferred tax provision
 (benefit)                   1,357     (1,300)    (1,200)         -          -
Income before ADP program    5,565      5,702      3,678       2,213        781
Effect of ADP program          -          -        1,100      (5,700)        -
Net income (loss)        $   5,565  $   5,702  $   4,778  ($   3,487)  $    781
Income (loss) per share:
     Basic                   $2.31      $2.39      $2.04      ($1.51)     n\a
     Assuming dilution       $2.20      $2.34      $2.03      ($1.51)     n\a


PERFORMANCE, CAPITAL and ASSET QUALITY RATIOS

                                    At and for the years ended December 31,
                              1997       1996       1995       1994       1993
Performance:
Tangible book value
 per share                  $22.44      $19.90    $18.44      $16.10      n/a
Return on average assets
     Before ADP program       0.87%       0.97%     0.76%       0.51%      0.18%
     After ADP program        n\a         n\a       0.99%      -0.80%     n/a
Return on average equity
     Before ADP program      10.54%      12.52%     8.97%       7.36%      3.95%
     After ADP program        n\a         n\a      11.65%     -11.60%     n/a
Net interest margin           3.11%       3.12%     3.17%       2.96%      2.84%

Capital:
Tier 1 leverage               8.18%      7.90%      8.43%       8.20%      4.61%
Total risk-based             16.61%     17.00%     17.90%      15.79%     10.04%

Asset quality:
Non-performing assets to
 total assets                 0.83%      1.92%      3.36%       4.47%     10.24%
Non-performing loans to
 loans receivable             1.12%      2.50%      3.63%       3.44%      9.72%
Allowance for credit losses
 to non-performing loans    120.32%     70.24%     31.91%      48.39%      9.67%
Allowance for credit losses
 to loans receivable          1.35%      1.75%      1.16%       1.66%      0.95%

To Our Shareholders

We are pleased to report that 1997 marked another profitable year for NSS Bancorp, Inc. Your Company continues to realize solid growth in assets, deposits, loans and core earnings. The Company's stock price increased over 60% in 1997, and the quarterly cash dividend was doubled in the second quarter. The combination of stock appreciation plus cash dividends paid during the year resulted in each share of NSS stock returning 63% to the shareholder on a total return basis.

Pre tax earnings for 1997 increased to $8.9 million from $4.6 million in 1996. Earnings per share were $2.31 in 1997 compared to $2.39 in 1996. The Company's earnings in 1997 were fully taxable while 1996 earnings included deferred tax benefits of $1.3 million or $0.55 per share. Non-performing assets were reduced to 0.83% of total assets at December 31, 1997 as compared to 1.92% of total assets at December 31, 1996.

In October we completed the formation of your holding company, NSS Bancorp, Inc. This move will improve our competitive position by giving your Company's management the flexibility needed to implement new strategies to create value for shareholders over the long-term. In May we opened a branch in Darien to enable us to expand our market share in Southern Fairfield County. The Darien branch gained over $12 million in deposits during its first six months of operation. In December we renovated our Fairfield branch to provide a more attractive banking environment for our customers.

NSS has been aggressively expanding its commercial banking operation.
The rapid pace of consolidation in the Connecticut banking industry has resulted in the acquisition of local community banks by large out-of-state-banks. This trend has created a void in the market and has left many small business owners displaced. As a locally managed bank, NSS has the ability to deliver a level of responsive service not available at multi-billion dollar banks. Management has taken advantage of this opportunity and will continue to rapidly grow its profitable commercial banking business. Today we have positioned the Company as a full-service community bank serving the consumer, mortgage, and business banking needs of our market. Customer surveys have rated NSS's service as "excellent." The Bank's increased volume for both commercial and retail banking services reinforces our Company's belief that great growth potential exists for NSS.

Rapid advancement in technology offers new alternatives for more efficient and convenient delivery of banking services. Customer usage of the NSS BankLine, our 24-hour telephone banking service, has grown beyond our expectations. The establishment of our internet website
(www.nssbank.com) has served to set the stage for PC banking.

Because our personal and business lives are so deeply involved in Southern Fairfield County, officers, directors, and employees of NSS devote time and money to a wide variety of local charities and civic organizations. Their involvement and your Company's commitment have been instrumental in NSS's receiving an outstanding Community Reinvestment Act rating.

We are committed to seek ways to continue to enhance shareholder value by increasing earnings through market share growth, using alternative delivery systems, and maintaining high quality service while controlling expenses. We are very aware that consolidation in the banking industry is in vogue. In many cases, shareholder value can be enhanced by sale. We believe that a better strategy for NSS at this time is to take advantage of market opportunities created by the loss of many of our traditional competitors in lower Fairfield County. By remaining independent, and being truly the local community bank alternative, we believe we can build our franchise and improve the shareholder's investment over both the short and long-term. We pledge to enhance shareholder value while balancing our responsibilities to our shareholders, customers, employees and the communities we serve, and we will continue to work diligently to ensure that your investment and confidence in NSS are rewarded.

Commercial Banking

Serving the banking needs of small and mid-sized businesses continues to be an area of emphasis for NSS. Our local presence allows our Commercial Banking team to be accessible to business owners, providing them with quick responses. This accessibility has helped the Bank to earn credibility as a competing commercial lender in the marketplace. In 1997, the Bank originated $27.8 million in loans to local businesses. In addition to the interest income generated, we benefited from the checking account relationships we have developed with many of these customers. As a result, commercial checking account balances increased over 64% this past year.

Our goal is to remain responsive to the needs of small and medium sized businesses in our market. Our experienced commercial lending staff understands the credit needs of business owners. They are knowledgeable in our lending programs and they take genuine interest in their customers to help them find the best possible solution.

In addition to a full line of lending programs, we offer checking accounts and cash management services for small business customers. This year we have expanded our commercial banking products to include sweep investment accounts and merchant credit card deposit services. The NSS BankLine, a 24-hour telephone banking service, provides an efficient way for our business customers to obtain account information and transfer funds between accounts. The system was recently enhanced to include a statement fax feature that provides business customers with daily account balances and transactions. This year we will add BusiNSS-Link, a PC cash management service. Business customers will be able to initiate transactions, retrieve account information and analyze their cash flow from their personal computer.

Retail Banking

NSS has been serving the banking needs of consumers in Southern
Fairfield County for almost 150 years. Our commitment to providing personalized quality service is an NSS tradition and we will continue to operate the bank with this philosophy. Throughout 1997 our retail banking focus was on strengthening relationships with our customers, by rewarding them for doing more of their banking at NSS. As customers expand their banking relationships with us, the Bank will gain stronger market presence, thereby increasing value to shareholders.

We restructured the Schedule of Fees on our checking and savings accounts to reward customers. When the required deposit balance is met, our customers are rewarded with no account fees or fees for using another bank's Automated Teller Machines. Customers who pay fees are charged a flat dollar amount. As a result, personal checking and NOW account balances increased by 24% over the 1996 level.

In September we introduced the Gold Money Market Account. Depositors benefit from competitive rates, easy access to their funds with an ATM Card and a complete package of services including no fee checking, reduced rate consumer loans and no fee credit cards. This account serves as a competitive alternative to a broker's money market account.

The Investment Management and Trust Services Department provides an excellent complement to our range of deposit accounts, allowing us to strengthen our clients' banking relationship by providing many options to meet their investment needs. The Department's assets increased by 14.6% during 1997.

Mortgage & Consumer Lending

NSS continues to maintain its position as a major residential mortgage lender in Fairfield County, originating both portfolio and correspondent loans. For the third consecutive year, originations of residential mortgage loans exceeded $100 million. Our increased emphasis on correspondent lending this past year allowed us to offer a broader array of mortgage products, which produced a substantial increase in income. In fact, income from correspondent loans increased 280% over the 1996 level.

In celebration of our upcoming 150th anniversary, the Credit Card Department issued the "1849 Gold Rush" MasterCard and Visa cards. The cards were designed to honor the longevity of the Bank, having been a part of the local community since 1849. Many of our customers have taken advantage of the low introductory fixed rate offer by transferring balances from higher rate credit cards. They also appreciate the local personalized service that we offer. The Bank views the credit card program as an excellent means of solidifying customers' banking relationships as well as being a source of additional income.

Community Involvement

Improving the quality of life of residents in the communities we serve is a long standing tradition at NSS. Throughout 1997, many of our officers, directors and employees gave of their time regularly to a variety of local community causes. The school mentor program and the AmeriCares HomeFront Project continue to have a high level of team participation. NSS also donated funds for educational, health, cultural and low to moderate-income housing programs.

As we look toward the year 2000, we vow to position the Bank as a leader in providing community banking services for the long-term benefit of our shareholders, customers and employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

NSS Bancorp, Inc. (the "Company" or "NSS Bancorp") is the holding company for Norwalk Savings Society ("NSS" or the "Bank"). The Company's principal asset consists of all of the outstanding shares of NSS. NSS Bancorp was formed effective October 1, 1997 and is subject to regulation by the Board of Governors of the Federal Reserve System.

Norwalk Savings Society was founded in 1849 and is a Connecticut chartered capital stock savings bank, with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), headquartered in Norwalk,
Connecticut. Its initial public offering of common stock was effective June 15, 1994.

As a result of the successful completion of its public offering, the Bank had sufficient capital to meet regulatory requirements, deal with its non-performing assets, and restructure its balance sheet to improve its operating results. The years 1994 and 1995 were devoted to converting non-performing assets to performing assets and repositioning its balance sheet. In 1996, the Bank positioned itself for long-term growth and profitability by redefining its market area as well as determining the products and services to be offered to its customers.

In 1996 the Bank defined its market area as southern Fairfield
County and embarked on a program of expanding its business products and services as well as continuing to provide a full range of personal banking products and services. As part of this program, in July 1996 the Bank acquired certain assets and assumed essentially all of the liabilities of Fairfield First Bank & Trust Company ("FFB&T") in an FDIC-assisted transaction. This acquisition provided the Bank with a significant physical presence in the eastern part of the county and FFB&T's back office operation allowed the Bank to provide merchant bankcard processing and other business-related services.

In 1997 it was determined that the Bank's goal would best be served by continued geographic expansion and broadening its products and services. The Bank opened a full service branch office in Darien in May 1997. To expand its business relationships, the Bank initiated several new products such as the commercial deposit sweep account and the commercial checking line of credit. Both the Darien branch and the Fairfield branch are staffed to allow for a dual focus to ensure that each segment of the Bank's customer base is properly served.

In October 1997 the Bank formed NSS Bancorp, a holding company, that will allow the Company to expand or enter into other financial service activities, capitalizing on its newly acquired business customer base and affording it the opportunity to expand its services to its existing consumer relationships. This reemphasis has not changed our organization's strong commitment to the communities where its business and consumer customers live and work.

During 1997 the Bank experienced a significant increase in commercial non-interest bearing deposits and consumer and merchant credit card relationships; it also expanded its support to local area small businesses through loans for working capital, machinery and equipment and other business-related needs. At the same time, consumer lending and consumer deposit levels continued to increase in response to this expansion. This new level of activity generated a significant increase in net interest and fee-based income.

In order to respond to the community's significant demand for credit and at the same time manage balance sheet growth, in 1997 the Bank expanded its correspondent loan program, whereby it acts as an agent for third party lenders and receives a fee for its origination efforts.

Throughout this period of expansion, the Bank has been able to continue its program of improving asset quality. As a result of the FFB&T acquisition, the Bank was required to purchase a portfolio of mixed quality loans against which the Bank established an allowance for credit losses of $1.0 million. Through marketing and collection efforts, the Bank's non-performing assets, both originated and acquired, declined significantly. As a result of the asset quality improvement and a substantial level of recoveries, management determined that there was no need to add to the allowance for possible credit losses in 1997.

Early in 1997, the Bank adopted an investment strategy to grow the investment securities portfolio with callable preferred securities which provide dividend income, a substantial portion of which is exempt from State and Federal taxation. The results of this strategy is a lower effective tax rate for the Company.

The Company reported net earnings of $5.6 million, or $2.31 per share, for the year ended December 31, 1997.

During the year ended December 31, 1997, the Company paid to its shareholders $0.35 per share in dividends as compared to $0.15 per share for the year ended December 31, 1996. The Company's stock price rose from $23.38 per share on January 1, 1997 to $37.75 per share on December 31, 1997. On a total return basis, stock appreciation plus cash dividends paid in 1997 resulted in a 63% rate of return to shareholders.

The Company's tier one leverage capital ratio was 8.2% as of December 31, 1997, qualifying it as "well capitalized" according to standards established by bank regulatory authorities.


RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31,
1997 and 1996 General Net earnings for the year ended December 31, 1997 were $5.6 million, or $2.31 per share, compared to $5.7 million or $2.39 per share for 1996. Net earnings for 1996 included $1.3 million of deferred tax benefits from the recognition of the benefits of operating loss carryforwards.

The continued improvement in asset quality, coupled with substantial recoveries in 1997 of loans previously charged-off, resulted in no need for a provision for credit losses in 1997.

There was a significant increase in credit card, deposit and loan-based fees for the year ended December 31, 1997 compared to 1996.

There was a significant decrease in losses and expenses associated with OREO for the year ended December 31, 1997 compared to 1996.

There was a significant increase in income before taxes from $4.6 million for the year ended December 31, 1996 to $8.9 million for the year ended December 31, 1997, an increase of 93%.

NSS Bancorp's 1997 earnings were fully taxable as compared to the prior year when the earnings were, for the most part, sheltered by the recognition of tax benefits associated with operating loss carryforwards.

Net Interest Income

Net interest income, which is the primary source of income for the Bank, is the difference between the interest, fees and dividends earned on loans and investments, and the interest paid on deposits and borrowings.

Net interest income was $19.3 million for the year ended December
31, 1997, an increase of 9.7% over the $17.6 million for the year ended December 31, 1996. The $1.7 million increase resulted from an increase in interest income of $4.6 million partially offset by a $2.9 million increase in interest expense. The $4.6 million increase in interest income was attributable to a $3.7 million increase due to volume and a $0.9 million increase due to rate, while the $2.9 million increase in interest expense resulted from a $2.7 million increase due to volume and a $0.2 million increase related to rate.

The 11.1% increase in interest income, from $41.3 million for 1996 to $45.9 million for 1997, was primarily attributable to the growth in the loan portfolio, augmented by a net increase in interest income from the various segments of the Bank's securities portfolio. The 12% increase in interest expense, from $23.6 million in 1996 to $26.5 million in 1997, resulted primarily from the $2.6 million increase in interest expense attributable to the increased level of borrowings.

On an overall basis, the Bank was able to shift its earning assets into higher yielding products while controlling the rate component of the cost of funds.

The following table summarizes the Bank's net interest income and net yield on average interest-earning assets. Non-accruing loans are included in average loans outstanding during the periods, and daily average amounts were used to compute average balances.

TABLE 1 - AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

                                          Years Ended December 31,
($ thousands)                          1997                     1996
                            Average           Average  Average          Average
                            Balance  Interest  Rate    Balance  Interest  Rate
Interest-Earning Assets
  Total Loans              $435,610  $33,369   7.66 %  $403,207  $30,589  7.59%

  Investment Securities      52,065    3,747   7.20      36,012    2,571  7.14
  Mortgage-Backed Securities 86,714    6,199   7.15     104,000    7,076  6.80
  Short-Term Investments     14,815      899   6.07      14,970      739  4.94
  Marketable Equity
   Investments               32,826    1,655   5.04       7,253      280  3.86
     Total Securities       186,420   12,500   6.70     162,235   10,666  6.57
     Total Interest-
       Earning Assets       622,030   45,869   7.37%    565,442   41,255  7.30%

Non-Interest-Earning Assets
  Cash and Cash Equivalents   9,359                       9,310
  Accrued Income Receivable   6,291                       6,645
  Premises and Equipment      3,446                       3,150
  Other                       7,045                       9,957
  Less: Allowance for
    Credit Losses            (6,921)                     (4,882)
  Total Non-Interest-
    Earning Assets           19,220                      24,180
Total Assets               $641,250                    $589,622

Interest-Bearing Liabilities
  Deposits
    Regular Savings and NOW $61,578    1,002   1.63%  $  58,599      745  1.27%
    Super and Money
      Market Savings         96,029    2,968   3.09     116,232    3,411  2.93
    Time                    240,197   13,068   5.44     227,255   12,580  5.54
    Total Deposits          397,804   17,038   4.28     402,086   16,736  4.16
  Borrowings                158,944    9,356   5.89     115,465    6,796  5.89
  Mortgage Escrow Deposits    3,710      102   2.75       3,556      108  3.04
Total Interest-Bearing
  Liabilities               560,458   26,496   4.73%    521,107   23,640  4.54%

Non-Interest-Bearing Liabilities
  Non-Interest-Bearing
   Deposits                  26,035                      18,922
     Other Liabilities        1,950                       4,036
Total Non-Interest-Bearing
  Liabilities                27,985                      22,958

Shareholders' Equity         52,807                      45,557

Total Liabilities and
  Shareholders' Equity     $641,250                    $589,622

Net Interest-Earning Assets
  and Interest Rate Spread $ 61,572            2.64%   $ 44,335           2.76%

Net Interest Income and
  Net Yield on Average
   Interest-Earning Assets           $19,373   3.11%             $17,615  3.12%

Rate/Volume Analysis

The following table presents the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates or changes in volume of interest-earning assets and interest-bearing liabilities during the years of 1997 and 1996. Changes which are attributable to both rate and volume have been allocated proportionately.

TABLE 2 - RATE/VOLUME ANALYSIS

                                          Year Ended December 31, 1997
                                     Compared to Year Ended December 31, 1996
($ thousands)                         Rate         Volume         Net Change
Interest Income:
     Loans Receivable                $295          $2,485          $2,780
     Mortgage-Backed Securities       345          (1,222)           (877)
     Short-Term Investments           168              (8)            160
     Investment Securities            131           2,420           2,551
          Total                       939           3,675           4,614

Interest Expense:
     Deposits:
          Savings and Other          (217)            (40)           (257)
          Super and Money Market     (173)            616             443
          Time                        219            (707)           (488)
          Total Deposits             (171)           (131)           (302)
     Borrowings                        (3)         (2,557)         (2,560)
     Mortgage Escrow Deposits          11              (5)              6
          Total                      (163)          (2,693)        (2,856)
Change in Net Interest Income        $776          $   982         $1,758

Provision for Credit Losses

The improvement in asset quality coupled with substantial recoveries in 1997 of loans previously charged-off resulted in no need for a provision for credit losses for the year ended December 31, 1997. The provision for credit losses for the year ended December 31, 1996 was $4.4 million. (see Financial Condition - Non-Performing Assets/ Asset Quality).

Non-Interest Income

Non-interest income consists of deposit service charges and fees, fees derived from servicing of loans, net realized and unrealized gains on securities, net gain on sale of loans, fees derived from the Bank's Trust Department and, beginning in 1996, the credit card program.

Non-interest income for the year ended December 31, 1997 was $5.2 million compared to $6.8 million for the comparable period of 1996.

The table below identifies the primary components of Non-interest income which are Fees and Gains on Sales of Assets and Liabilities. The fee-based elements of Non-interest income, in total, showed sustainable improvement over the prior period.

TABLE 3 - NON-INTEREST INCOME

                                           Years Ended December 31,
($ thousands)                            1997                1996
Non-interest Income
Loan Servicing Fees                   $   324              $   334
Other Loan Fees                           160                  146
Deposit Service Charges                   813                  763
Credit Card Fees                        1,396                  514
Trust Department Fees                     576                  552
Correspondent Loan Program Fees           302                   74
Other                                     216                  304
     Total Fees                         3,787                2,687
Net Gains on Securities                 1,115                  661
Net Gain (Loss) on Sale of Loans          344                 (144)
Gain on Sale of Branches                   -                 3,639
     Total Gains on Sales of
       Assets and Liabilities           1,459                4,156
Total Non-Interest Income              $5,246               $6,843


Non-interest income for 1997 decreased $1.6 million, or 23.5% from 1996. Total fees for the year ended December 31, 1997 were $3.8 million, compared to $2.7 million for the year ended December 31, 1996. Of the increase of $1.1 million or 40.7% , $0.9 million was attributable to an increase in credit card fees. Credit card fees amounted to $1.4 million for a full year of credit card operations during 1997, compared to $0.5 million attributable to six months of operations during 1996.

The other component of Non-interest income is Gains on Sales of Assets and Liabilities. The Bank's investment strategy in its Trading portfolio is to sell covered call options against high quality equities, primarily for yield enhancement. A significant component of net gains on securities resulted from the premium received on expired call options. Net gains on securities were $1.1 million compared to $661,000 for the years ended December 31, 1997 and 1996, respectively. The increase of $454,000 amounted to a 68.7% increase. Included in the net gain on sale of securities for the year ended December 31, 1996 was a gain of $627,000 from the sale of the Bank's investment in Hometown Bancorporation. Also included in Gains on Sales of Assets and Liabilities for the year ended December 31, 1996 was a gain of $3.6 million resulting from the sale of deposits in conjunction with the sale of the Bank's Brookfield and Bethel branches.

Non-Interest Expense

Non-interest expense is comprised of general and administrative expenses incurred in managing the business of the Bank and costs associated with managing and selling OREO properties.

Non-interest expense was $15.7 million for the year ended December 31, 1997, compared to $15.5 million for the same period in 1996.

The table that follows indicates the elements of Non-interest expense, including OREO related expense, which is directly related to the level of non-performing assets.

TABLE 4 - NON-INTEREST EXPENSE

                                              Years Ended December 31,
($ thousands)                               1997                    1996
General and Administrative Expense
     Compensation                        $  5,769               $  5,726
     Employee Benefits                      1,976                  1,923
     Occupancy and Equipment                1,742                  1,646
     Credit Card Processing                 1,148                    382
     Data Processing                          977                    921
     Regulatory Assessments                    55                      9
     Marketing                                779                    687
     Legal and Professional                   872                    779
     Printing, Postage & Office Supplies      782                    746
     Insurance                                217                    228
     Amortization of Goodwill                 326                     76
     Other                                  1,184                    981
          Total                            15,827                 14,104

OREO Related Expense
     Net Holding Costs and Expenses           206                    352
     Net (Gain) Loss on Sales of OREO        (309)                   551
     Provision for Estimated Losses            -                     459
          Total                              (103)                 1,362
Total Non-Interest Expense                $15,724                $15,466


Overall, Non-interest expense did not increase significantly;
however, the general and administrative expense component increased $1.7 million, and the OREO related expenses decreased $1.5 million.

General and Administrative Expense

Of the total increase of $1.7 million in general and administrative expense, an insignificant part of the increase was attributable to compensation and benefits. The 1996 compensation and employee benefits expense included the expanded labor force in the commercial loan and credit card departments, additional branch personnel to enhance service capability and incentive compensation programs for achieving the Bank's profitability and service performance goals. The expense also included one-time payments made for severance and other termination costs as well as a duplication of personnel costs for a period of several months in connection with FFB&T acquisition and the sale of the Bank's two branches. As of December 31, 1997, the Bank employed 159 people based on a full time equivalent measure, compared to 157 people as of December 31, 1996. The savings achievable in payroll related costs by not having the severance termination and duplication of personnel costs reoccur in 1997, were offset by regular salary increases and higher levels of both short and long-term performance bonuses paid in 1997 as compared to 1996.

Occupancy and equipment costs increased $96,000 in 1997 from 1996, attributable primarily to operating costs of the new branch in Darien.

Credit card processing costs increased from $382,000 in 1996 to $1.1 million in 1997. The increase of $766,000 was due to a full year of operation, as well as increased volume levels.

Data processing costs increased from $921,000 in 1996 to $977,000 in 1997, representing an increase of $56,000 or 6.1%. The actual increase, primarily due to increased volume during 1997, was significantly higher but was not evident due to the non-recurring costs incurred in 1996 from the FFB&T transaction, the branch sales, and upgrades and integration enhancements to the Bank's EDP capabilities during that year.

Marketing expense increased to $779,000 in 1997 from $687,000 in 1996. The $92,000 increase was due primarily to increased advertising to publicize the new expanded services and the new Darien branch location.

Expenses associated with legal and professional fees increased from $779,000 in 1996 to $872,000 in 1997, representing an increase of $93,000 or 11.9%. This increase resulted from legal costs related to the Bank's lending activities as well as legal and professional costs associated with researching the legal, financial and investment opportunities of forming a holding company, as well as related expanded financial reporting requirements.

Amortization of goodwill increased from $76,000 in 1996 to $326,000 in 1997, an increase of $250,000 which was attributable to a full year of amortization of the goodwill incurred from the acquisition of FFB&T in 1996.

The Other component of general and administrative expense increased from $981,000 in 1996 to $1.2 million in 1997. The increase of $203,000 or 20.7% was primarily attributable to increased volume and inflation, with no one category reflecting a significant increase.

OREO Related Expenses

OREO related expenses continued to decline and decreased by $1.5 million to a net gain of $103,000 in 1997 from net expense of $1.4 million in 1996.

As of December 31, 1996 there were six properties comprising the OREO portfolio, four of which were under contract of sale. During 1997, the sale of these as well as additional OREO properties acquired and sold during the year resulted in a gain of $309,000 as compared to a net loss on properties sold of $551,000 in 1996. Additionally, there was no need for a provision for estimated losses on OREO properties in 1997 as compared to a provision for estimated losses of $459,000 in 1996. As of December 31, 1997, there were four properties comprising the OREO portfolio, one of which was under contract of sale. The reduced level of OREO properties in 1997 resulted in holding costs declining from $352,000 in 1996 to $206,000 in 1997.

Provision for Income Taxes

The Company's income is subject to Federal and State taxation at a combined rate approximating 40%. The Company's effective tax rate for the year ended December 31, 1997 was 37.4%, substantially due to the tax savings from the dividend earnings on the Bank's equity securities portfolio, substantial portions of which are exempt from both State and Federal taxation.

In 1996 the Bank recovered the remainder of the valuation allowance against its net deferred tax assets by reflecting a deferred tax benefit in earnings of $1.3 million. As of December 31, 1996 the Bank had recognized all of its available net deferred tax assets.


RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31,
1996 and 1995

Overview

Net earnings for the year ended December 31, 1996 were $5.7 million, or $2.39 per share, compared to $4.8 million or $2.04 per share for 1995. Net earnings for 1996 and 1995 included $1.3 million and $1.2 million, respectively, of deferred tax benefits from the recognition of the benefits of operating loss carryforwards.

Several significant non-recurring items were included in 1996 net earnings. The first of these items was the gain on the sale of the branch operations in Brookfield and Bethel, the result of the deposit premium of $3.6 million or 7 1/2% of total deposits of $48.0 million in the two branches. In addition, the Bank recognized a gain on the sale of its investment in Hometown Bancorporation of $627,000.

The allowance for credit losses was increased to $7.3 million at December 31, 1996, resulting from a provision for credit losses aggregating $4.4 million for the year ended December 31, 1996 and a $1.0 million credit risk allocation for the loans acquired in the FFB&T transaction.

Net Interest Income

Net interest income, which is the primary source of income for the Bank, is the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings.

Net interest income was $17.6 million for the year ended December
31, 1996, an increase of 20.5% over the $14.6 million for the year ended December 31, 1995. The $3.0 million increase resulted from an increase in interest income of $8.2 million partially offset by a $5.2 million increase in interest expense. The 25% growth in interest income, from $33.0 million for 1995 to $41.3 million for 1996, was primarily attributable to the growth in the mortgage and commercial loan portfolios, while the 28% growth in interest expense, from $18.4 million in 1995 to $23.6 million in 1996, resulted primarily from the increased levels of deposits and short-term borrowings.

The Bank's "wholesale" borrowings, which increased 71% from 1995, are comprised of borrowings from the Federal Home Loan Bank and reverse repurchase agreements. These funding tools were utilized to sustain the Bank's substantial growth in total assets over the last two years.
The Bank's plan, through the branch transactions accomplished in 1996 and the upcoming opening of a new branch in Darien in 1997, is to move away from higher cost borrowings from the wholesale market into less costly core deposits, primarily from small business commercial and consumer relationships.

The overall favorable interest rate environment played a significant role in the Bank's net interest income improvement for 1996. The effect of lower, more attractively priced rates (from the borrower's viewpoint) in the residential mortgage loan market spurred activity, and the Bank's share of that activity contributed $6.8 million of the $7.6 million volume increase in the Bank's gross interest income, while $0.6 million of the increase was due to rate increases, primarily in the securities portfolio.

The Bank's average cost on interest-bearing liabilities rose to 4.54% for the year 1996 from 4.29% for the year 1995. The Bank's interest expense increased primarily as a result of the increase in the volume of borrowed funds and secondarily from the increased volume of time deposits, reflecting the continued shift by the consumer into time deposits from regular savings and money market accounts. However, the Bank was able to mitigate the effect of higher interest rates on time deposits through lower rates on borrowed funds.

On an overall basis, approximately $2.4 million of the $3.0 million increase in net interest income was due to increased volume, while $0.6 million of the increase in net interest income was due to favorable rate adjustments.

As a result of all of these significant movements in interest income and interest expense, the Bank experienced a slight decrease in its net interest margin during the year ended December 31, 1996, from 3.17% for 1995 down to 3.12% for 1996.

The following table summarizes the Bank's net interest income and net yield on average interest-earning assets. Non-accruing loans are included in average loans outstanding during the periods, and daily average amounts were used to compute average balances.

TABLE 1 - AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

($ thousands)                           Years Ended December 31,
                                   1996                        1995
                         Average           Average   Average           Average
                         Balance   Interest  Rate    Balance  Interest  Rate
Interest-Earning Assets
 Loans Receivable       $403,207  $30,589   7.59%   $313,072  $23,666   7.56%
 Investment Securities    36,012    2,571   7.14      39,490    1,961   4.97
 Mortgage-Backed
   Securities            104,000    7,076   6.80      98,334    6,753   6.87
 Short-Term Investments   14,970      739   4.94       6,915      514   7.43
 Marketable Equity
   Investments             7,253      280   3.86       3,076      121   3.93
 Total Interest-Earning
   Assets                565,442   41,255   7.30%    460,887   33,015   7.16%

Non-Interest-Earning Assets
 Cash and
   Cash Equivalents        9,310                       8,138
 Accrued Income Receivable 6,645                       3,532
 Premises and Equipment    3,150                       3,117
 Other                     9,957                      10,341
 Less: Allowance for
   Credit Losses          (4,882)                     (4,468)
   Total Non-Interest-
     Earning Assets       24,180                      20,660
Total Assets            $589,622                    $481,547

Interest-Bearing Liabilities
 Deposits
 Regular Savings and NOW $58,599      745   1.27%   $ 53,788      749   1.39%
 Super and Money
   Market Savings        116,232    3,411   2.93     123,582    3,902   3.16
 Time                    227,255   12,580   5.54     182,430    9,434   5.17
 Total Deposits          402,086   16,736   4.16     359,800   14,085   3.91
 Borrowings              115,465    6,796   5.89      65,644    4,229   6.44
 Mortgage Escrow Deposits  3,556      108   3.04       3,089       84   2.72
 Total Interest-Bearing
   Liabilities           521,107   23,640   4.54%    428,533   18,398   4.29%

Non-Interest-Bearing Liabilities
 Non-Interest-Bearing
   Deposits               18,922                      10,221
   Other Liabilities       4,036                       1,787
   Total Non-Interest-
      Bearing Liabilities 22,958                      12,008

Shareholders' Equity      45,557                      41,006

Total Liabilities and
  Shareholders' Equity  $589,622                    $481,547

Net Interest-Earning
Assets and Interest
Rate Spread             $ 44,335            2.76%   $ 32,354            2.87%

Net Interest Income and
Net Yield on Average
Interest-Earning Assets          $17,615    3.12%            $14,617    3.17%

Rate/Volume Analysis

The following table presents the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates or changes in volume of interest-earning assets and interest-bearing liabilities during the years of 1996 and 1995. Changes which are attributable to both rate and volume have been allocated proportionately.

TABLE 2 - RATE/VOLUME ANALYSIS

                                        Year Ended December 31, 1996
($ thousands)                     Compared to Year Ended December 31, 1995
                                   Rate           Volume         Net Change

Interest Income:
  Loans Receivable                $  94           $6,829           $6,923
  Mortgage-Backed Securities        (69)             392              323
  Short-Term Investments           (217)             442              225
  Investment Securities             793              (24)             769
          Total                     601            7,639            8,240

Interest Expense:
  Deposits:
      Savings and Other              68              (64)               4
      Super and Money Market        270              221              491
      Time                         (709)          (2,438)          (3,147)
      Total Deposits               (371)          (2,281)          (2,652)

  Borrowings                        396           (2,962)          (2,566)
  Mortgage Escrow Deposits          (10)             (14)             (24)
          Total                      15           (5,257)          (5,242)

Change in Net Interest Income      $616           $2,382           $2,998

Provision for Credit Losses

The provision for credit losses for the year ended December 31, 1996 was $4.4 million, compared to $2.1 million for the year ended December 31, 1995.

The allowance for credit losses as of December 31, 1996 was $7.3 million, compared to $4.2 million as of December 31, 1995. Coverage of non-performing loans provided by the allowance for credit losses was 70.2% and 31.9% as of December 31, 1996 and 1995, respectively. Coverage of the net loan portfolio provided by the allowance for credit losses was 1.8% and 1.2% as of December 31, 1996 and 1995, respectively.

The increase in the allowance was the result of several factors, including the overall loan portfolio growth, the increased level of higher risk consumer and commercial lending, the increasing average size of the residential mortgages being originated, and the increase in the Bank's Watch List from $5.6 million at December 31, 1995 to $6.0 million at September 30, 1996 and $8.5 million at December 31, 1996. The Bank's Watch List is comprised of loans which have been identified by the Bank's credit analysis system as exhibiting more than usual risk of nonperformance or loss.

Non-Interest Income

Non-interest income consists of deposit service charges and fees, fees derived from servicing of loans, net realized and unrealized gains on securities, net gain on sale of loans, fees derived from the Bank's Trust Department and, in 1996, the credit card program.

Non-interest income for the year ended December 31, 1996 was $6.8 million compared to $2.7 million for the comparable period of 1995.

The table below identifies the primary components of Non-interest income. The core elements of Non-interest income, in total, showed sustainable improvement over the prior period.

TABLE 3 - NON-INTEREST INCOME

                                           Years Ended December 31,
($ thousands)                               1996                 1995
Loan Servicing Fees                      $   334              $   379
Other Loan Fees                              146                  136
Deposit Service Charges                      763                  599
Credit Card Fees                             514                   -
Trust Department Fees                        552                  515
Other                                        378                  268
     Total Fees                            2,687                1,897

Net Gains on Securities                      661                  798
Net Loss on Sale of Loans                   (144)                  -
Gain on Sale of Branches                   3,639                   -
     Total Gains on Sales of
      Assets and Liabilities               4,156                  798

Total Non-Interest Income                 $6,843               $2,695

Non-interest income for 1996 increased by $4.1 million, or 153.9% over 1995. Service fees from deposits increased to $763,000 for the year ended December 31, 1996 compared to $599,000 for the same period a year ago. The 27.4% increase of $164,000 is indicative of the Bank's strategy of establishing small business commercial account relationships, which provide a higher level of fee income.

Excluding the gain transactions, the overall increase in fee income was primarily attributable to the credit card fees from both the consumer and merchant programs aggregating $514,000, which resulted from the Bank acquiring a credit card portfolio in the FFB&T transaction in July 1996.

Included in Non-interest income for the year ended December 31, 1996 is $3.6 million of gain on deposits as a result of selling the Bank's branch operations in Brookfield and Bethel. Included in the net gain on sales of securities and loans was the $627,000 gain from the sale of the Bank's investment in Hometown Bancorporation, other securities gains and losses (both realized and unrealized as a result of the Trading portfolio of equities), and the loss of $144,000 from the sale of $44.8 million in five-year adjustable residential mortgages.

Non-Interest Expense

Non-interest expense is comprised of general and administrative expenses incurred in managing the business of the Bank and costs associated with managing and selling OREO properties.

Non-interest expense was $15.5 million for the year ended December 31, 1996, compared to $12.7 million for the same period in 1995.

The table that follows indicates the elements of Non-interest expense, including OREO related expense, which is directly related to the level of non-performing assets.

TABLE 4 - NON-INTEREST EXPENSE

                                             Years Ended December 31,
($ thousands)                                1996                 1995
General and Administrative Expense
     Compensation                         $  5,726            $  4,665
     Employee Benefits                       1,923               1,567
     Occupancy and Equipment                 1,646               1,336
     Data Processing                         1,303                 702
     Regulatory Assessments                      9                 438
     Marketing                                 687                 700
     Legal and Professional                    779                 354
     Office Supplies                           578                 481
     Insurance                                 228                 237
     Other                                   1,225                 824
          Total                             14,104              11,304

OREO Related Expense
     Net Holding Costs and Expenses            352                 728
     Net Loss on Sales of OREO                 551                 227
     Provision for Estimated Losses            459                 460
          Total                              1,362               1,415

Total Non-Interest Expense                 $15,466             $12,719


Overall, Non-interest expense increased by $2.7 million or 21.6%.
The overall result was the difference between a net increase of $2.8 million in general and administrative expense and a $0.1 million decrease in OREO related expenses. On an overall basis, there were approximately $500,000 of nonrecurring expenses in 1996 included in the classifications of compensation, occupancy, data processing, and other, primarily related to the Bank's significant, one-time transactions.

General and Administrative Expense

Of the total increase of $2.8 million in general and administrative expense, approximately $1.4 million was attributable to increased compensation and benefits expenses. Part of the increase was the result of the expanded labor force in the commercial loan and credit card departments, and additional branch personnel to enhance service capability; incentive compensation programs were also offered to all personnel for loan origination, service performance, and Bank profitability goals. As of December 31, 1996, the Bank employed 157 people based on a full time equivalent measure. The comparable number as of December 31, 1995 was 146, representing a 7.5% increase, most of which was attributable to the commercial lending function. The balance of the increase was attributable to an average salary increase of 4%.

Employee benefits rose $356,000 as a result of higher staff levels, a severance package for former FFB&T employees, and an increase in Employee Stock Ownership Program (ESOP) costs. The ESOP cost is based on the average market price per share for NSS stock, which calculated out to be $21.56 per share for 1996, compared to $16.33 for 1995. The price per share increase of more than $5.00, combined with the shares allocated in 1996, resulted in an additional $128,000 of employee benefits expense. Although the ESOP purchased the shares at the time of the stock conversion for $10.00 per share, the accounting rules for ESOP compensation require the expense to be based upon the average market value of the Bank's stock during the period employees perform service to earn their allocated shares.

Occupancy and equipment costs rose $310,000 from 1995's level as a result of increased square footage of space under lease for a period of time in 1996. The total square footage increase was due to an overlap of time between the FFB&T transaction and the sale of the Brookfield and Bethel branches. Additionally, the Bank incurred significantly higher depreciation costs on capital improvements, primarily attributable to the updating and replacement of the automated teller machine network during the year.

Higher data processing costs resulted for the most part from the FFB&T transaction, the branch sales, and upgrades and integration enhancements to the Bank's EDP capabilities during the year. In addition, other elements of 1996 Non-interest expense not present in 1995, but likely to continue, are the fees the Bank paid to an outside service bureau relating to the credit card program, which amounted to $382,000 for the year ended December 31, 1996. Expenses associated with legal and professional fees increased as a result of the large and unusual transactions in 1996; legal fees also increased as a result of several new litigations related to the Bank's lending activities. Office supplies showed slightly more than a 20% increase, attributable to outfitting the Bank's newly acquired office in Fairfield and the Bank's generally expanded level of operations. These increases were partially offset by the decline in regulatory assessments from $438,000 for 1995 to $9,000 for 1996, reflecting the full year's effect of the roll-back of FDIC insurance assessments. The Bank qualifies as well-capitalized in accordance with FDIC guidelines and pays the lowest rate available to member institutions.

OREO Related Expenses

In addition to the general and administrative component of Non-interest expense, OREO related expenses declined by $53,000 to $1,362,000 for the year ended December 31, 1996.

Net holding costs and expenses declined to $352,000 from $728,000 for the years ended December 31, 1996 and 1995, respectively. This reduction is a result of the overall decline in the OREO portfolio. The net balance of OREO was $0.9 million as of December 31, 1996 compared to $4.3 million at December 31, 1995. As of December 31, 1996 there were six properties comprising the OREO portfolio, four of which were under contract of sale.

Management's long-standing approach has been to reduce OREO as quickly, efficiently and effectively as possible, balancing the effect of accepting a reduced offer for an OREO property against the holding costs associated with continued ownership. Aggregating the allowance provisions and net losses on sales, the Bank incurred losses on OREO properties of $1.0 million in 1996 and $687,000 in 1995.

Provision for Income Taxes

The current provision for income taxes for the year ended December
31, 1996 as well as the year ended December 31, 1995 represented estimated minimum state and federal tax requirements for the periods inasmuch as both federal and state income-based tax liabilities were offset by loss carryforwards.

In 1995 the Bank recognized a portion of its net deferred tax assets in the amount of $1.2 million by reflecting a deferred tax benefit. In 1996 the Bank recovered the remainder of the valuation allowance against its net deferred tax assets by reflecting a deferred tax benefit in the current year's earnings of $1.3 million.

As of December 31, 1996 the Bank has recognized all of its available net deferred tax assets, and future taxable earnings will be subject to taxation at a combined state and federal rate of approximately 40%.


FINANCIAL CONDITION

General

Total assets were $654.2 million as of December 31, 1997, representing a $64.6 million increase from the $589.6 million at December 31, 1996. Total loans, net of allowance for credit losses, were $425.8 million, an increase of $15.0 million from the $410.8 million as of December 31, 1996. Total investment securities were $180.5 million as of December 31, 1997, an increase of $40.4 million from $140.1 million as of December 31, 1996. Total deposits were $444.2 million, an increase of $20.9 million from the December 31, 1996 level of $423.3 million. Total other borrowed money was $151.4 million as of December 31, 1997, an increase of $37.8 million from the December 31, 1996 level of $113.6 million. Shareholders' equity was $56.1 million as of December 31, 1997, an increase of $6.7 million or 13.6% as compared to $49.4 million as of December 31, 1996. The Company's Tier 1 leverage capital ratio was 8.2% as of December 31, 1997, compared to 7.9% as of December 31, 1996.

Investment Securities

Total securities amounted to $180.5 million as of December 31, 1997 compared to $140.1 million at December 31, 1996, representing a $40.4 million increase or 28.8%. The $40.4 million increase represented the net effect of purchases of $140.7 million of various investments, partially offset by sales of lower yielding securities, maturities and the monthly amortization (pay-downs) of the mortgage backed securities portfolio.

During 1997, the Bank effected various purchase and sale transactions designed to increase yields on the existing portfolio investment levels and, during the first six months of the year, invested a net total of approximately $34 million in callable preferred stocks as part of its tax advantaged investment strategy. These securities accounted for a significant part of the net growth of the portfolio providing an advantageous investment vehicle as the stock converts in approximately 4 1/2 years to adjustable rates which management anticipates will result in the securities being called. An additional benefit to the tax effective yield is an equalization provision in the event the dividend income becomes subject to full taxation up to the call date.

In accordance with Statement of Financial Accounting Standard No.
115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Bank classifies each security in the portfolio as either "Held-to-Maturity," "Available-for-Sale," or "Trading Account
Security." During 1996 management re-assessed the objectives of its Held-to-Maturity portfolio in light of its plans to transform the Bank's financial condition, and effective December 31, 1996 reclassified all of its Held-to-Maturity investments to the Available-for-Sale classification.

During 1996 the Bank decided to liquidate its portfolio of utility stocks as a result of the decision to reposition the investment security portfolios, resulting in a net loss of $165,000. The Bank had established two portfolios of equity securities, an Available-for-Sale portfolio of a variety of equities and mutual funds aggregating $2.2 million at December 31, 1996, and a Trading Account group of equities for certain other common stock equity securities against which the Bank sells covered call options from time to time as market conditions allow.

The Bank's covered call option program which began in 1996 and continues, is designed for yield enhancement and to lessen the Bank's exposure to a potentially volatile stock market. In this program, the Bank purchases shares of qualified common stock and sells a call option against the investment. As required by SFAS 115, the Bank marks the common stock and related covered call option to market through current period earnings.

Inasmuch as the Bank's equity investment privileges have been grandfathered by the FDIC, it intends to continue to maintain an equity stock portfolio. To provide direction, the Bank's Board of Directors has established upward limits and an investment policy which includes guidelines that the Bank's equity investments have a minimum quality rating of "A" by a widely recognized rating service; the policy also requires adequate diversification to avoid concentrations in lines of business and geographic regions.

The following table presents a summary of the investments and other securities portfolios as of December 31, 1997 and December 31, 1996, fair values and unrealized gains and losses as of those dates.

TABLE 1 - INVESTMENT & OTHER SECURITIES

($ thousands)                                 December 31, 1997
                              Amortized       Unrealized Holding     Fair
                              Cost           Gains          Losses   Value
Available for Sale
  U.S. Government and
  Federal Agency Obligations  $  55,122    $   190        $  55     $ 55,257
  Mortgage-Backed Securities     85,543        461           56       85,948
  Equity Securities              36,091      1,429           58       37,462
     Total Available for Sale  $176,756     $2,080         $169     $178,667

Trading
  Equity Securities          $    1,976    $     4         $150   $    1,830


                                              December 31, 1996
                             Amortized        Unrealized Holding     Fair
                             Cost            Gains          Losses   Value
Available for Sale
  U.S. Government and
  Federal Agency Obligations $  42,436     $   145         $461   $  42,120
  Mortgage Backed Securities    92,443         382          372      92,453
  Equity Securities              2,110         138           12       2,236
     Total Available for Sale $136,989     $   665         $845    $136,809

Trading
  Equity Securities         $    3,353     $    46         $107  $    3,292


Loans

Total loans, before reductions for deferred credits, fees and the allowance for credit losses, amounted to $437.6 million as of December 31, 1997, representing an $18.8 million or 4.5% increase over the December
31, 1996 level of $418.8 million. The overall increase in the loan portfolio was not significant. What was significant was the change in mix which was part of a strategy to increase yield while managing growth.

TABLE 2 - LOAN PORTFOLIO

($ thousands)                   December 31, 1997        December 31, 1996
Real Estate Loans
  1 To 4 Family Adjustable Rate   $278,231  63.7%         $257,459  61.5%
  1 To 4 Family Fixed Rate          64,510  14.7%           77,160  18.4%
  1 To 4 Family Held-for-Sale        5,311   1.2%              -      -
  Multi-Family                       5,398   1.2%            7,450   1.8%
  Commercial                        55,124  12.6%           46,272  11.0%
  Home Equity Lines Of Credit        7,632   1.7%            7,127   1.7%
  Home Improvement and
  Second Mortgages                   2,852   0.7%            2,568   0.6%
  Land                                 640   0.1%              828   0.2%
  Construction                       2,942   0.7%            1,227   0.3%
      Total Real Estate Loans      422,640  96.6%          400,091  95.5%

Commercial Loans                     7,587   1.7%            8,425   2.0%

Consumer Loans
  Passbook                           1,508   0.3%           1,510    0.4%
  Automobile Loans                   2,332   0.6%           2,619    0.6%
  Automobile Leases                    -      -             3,149    0.8%
  Credit Cards                       1,409   0.3%             991    0.2%
  All Other                          2,104   0.5%           2,033    0.5%
      Total Consumer Loans           7,353   1.7%          10,302    2.5%

Total Loans, Gross                 437,580   100%         418,818    100%
Deferred Fees and Credits             (625)                  (718)
                                   436,955                418,100
Allowance for Credit Losses         (5,832)                (7,334)

Total Loans, Net                   431,123                410,766
1 To 4 Family Held for Sale         (5,311)                  -
Loans Receivable, Net             $425,812               $410,766

The strong demand for new residential mortgage loans that existed in 1996 continued into 1997 and, in response to a favorable interest rate environment, the trend for the latter part of 1997 was to increased levels of refinancing. In order to maintain yield, the Bank's response to the increased level of new residential and refinancing activity was to step-up the utilization of the correspondent loan program. In conjunction with the management of the portfolio, the Bank also sold $13.1 million of new originations of fixed rate residential mortgages during 1997 and as of December 31, 1997 had identified an additional $5.3 million of residential loans to be sold.

Management's Discussion and Analysis

The Bank continued to emphasize small business commercial lending during 1997. A significant increase in the portfolio was in the growth of owner-occupied commercial real estate loans which grew from $46.3 million as of December 31, 1996 to $55.1 million as of December 31, 1997 for an increase of $8.8 million or 19%. The other portion of loans to small business is comprised mainly of working capital lines of credit and other similar short-term financing. As of December 31, 1996, a significant portion of these loans resulted from the FFB&T acquisition. During 1997 these loans were for the most part collected and the portfolio at December 31, 1997 is comprised of loans originated by the Bank's newly structured commercial lending operation which emphasizes risk minimization and industrial diversification.

Total Consumer loans decreased by $2.9 million from $10.3 million at December 31, 1996 to $7.4 million at December 31, 1997. This decline was primarily due to the fact that the portfolio of automobile leases, which had been generated on an indirect basis, was liquidated during the second quarter of 1997.

Non-Performing Assets/Asset Quality

The Bank's level of non-performing assets continued to steadily decline during the years 1997 and 1996. Total non-performing assets as of December 31, 1997 were $5.4 million, representing 0.83% of total assets. As of December 31, 1996, total non-performing assets were $11.3 million or 1.92% of total assets.

The Bank's Watch List, comprised of loans which have been identified by the Bank's credit analysis system as exhibiting more than usual risk of non-performance or loss, aggregated $8.5 million at December 31, 1996 and $11.7 million at December 31, 1997. Two loans which were non-accrual at December 31, 1996 were placed on the Watch List during 1997 and, subsequently, these loans have been current for a majority of 1997. Another loan experienced delinquency during the first half of 1997 and was placed on the Watch List; this loan has been current for the last six months of 1997.

Of the total non-performing assets, non-performing loans were $4.8 million as of December 31, 1997, compared to $10.4 million as of December 31, 1996. There were no troubled debt restructurings included in non-performing loans as of December 31, 1997 and 1996.

The allowance for credit losses amounted to $5.8 million as of December 31, 1997, representing coverage of 120.3% of non-performing loans, compared to $7.3 million and 70.24% coverage of non-performing loans at December 31, 1996. The allowance for credit losses at December 31, 1996 includes $1.0 million of credit risk allowance allocated to the loans acquired through the FFB&T transaction. The credit risk allowance for the FFB&T acquired loans was $575,000 as of December 31, 1997.

Net charge-offs in 1997 were $1.5 million or 34 basis points of the average loan portfolio, compared to $2.3 million or 56 basis points, respectively, for the year ended December 31, 1996.

The continued improvement in asset quality, coupled with substantial recoveries in 1997, resulted in no need for a provision for credit losses.

At December 31, 1996, the Bank had six properties comprising foreclosed assets (OREO) for a total of $0.9 million. During 1997 the Bank foreclosed on twelve loans and subsequently sold fourteen OREO properties. At
December 31, 1997, the Bank had four properties in OREO for a total of $0.6 million.

No allowance for estimated OREO losses was deemed necessary as of December 31, 1997 and December 31, 1996 as a result of the minimal amount of OREO remaining at those dates, the stabilization of the residential real estate market during the periods, and management's assessment that the carrying value of OREO fairly represents net realizable values at those dates.

Details of the Bank's asset quality are shown in the analysis provided by Table 3.

TABLE 3 - ASSET QUALITY

($ thousands)                                      At December 31,
                                   1997      1996     1995     1994     1993
Non-Performing Assets
  Non-Accrual Loans            $  4,847   $ 10,441 $ 12,598  $ 9,489  $ 26,180
  Restructured Loans                -          -        472      487       -
    Total Non-Performing Loans    4,847     10,441   13,070    9,976    26,180
Foreclosed Assets                   574        858    4,267   11,622    17,824
Allowance for Estimated OREO Losses   -         -       -       (802)     (194)
    Total OREO                      574        858    4,267   10,820    17,630
Total Non-Performing Assets     $ 5,421   $ 11,299 $ 17,337  $20,796 $  43,810

Allowance for Credit Losses
  Balance at Beginning of Period $7,334   $  4,170 $  4,827  $ 2,532  $  4,567
  Provision for Credit Losses         -      4,415    1,005(A) 3,790     1,000
  Allocated to FFB&T Acquired Loans   -      1,000       -        -        -
  Charge-Offs                    (2,155)    (2,488)  (1,799)  (1,589)   (3,073)
  Recoveries                        653        237      137       94        38
  Net Charge-Offs                (1,502)    (2,251)  (1,662)  (1,495)   (3,035)
Balance at End of Period       $  5,832   $  7,334  $ 4,170  $ 4,827   $ 2,532


(A)  Gross Provision of $2,105 Less ADP Credit of $1,100

Allowance for Estimated
OREO Losses
  Balance at Beginning
    of Period                  $      -   $    -     $   802  $  194   $ 1,025
  Provision for Estimated
    OREO Losses                       -        459       460   2,894     3,975
  Charge-Offs                         -       (459)   (1,262) (2,286)   (4,806)
Balance at End of Period       $      -   $    -     $    -   $  802  $    194

Loans Receivable
  End of Period                $432,269   $418,818 $360,475 $290,416  $269,300
  Average                      $435,610   $403,207 $313,072 $265,581  $267,729
Total Assets, End Of Period    $654,222   $589,589 $515,267 $464,901  $427,950

Ratios
  Allowance for Credit Losses
   to Loans Receivable             1.35%     1.75%    1.16%    1.66%     0.95%
  Net Charge-Offs to Average Loans 0.34%     0.56%    0.53%    0.56%     1.13%
  Non-Performing Loans
   to Loans Receivable             1.12%     2.50%    3.63%    3.44%     9.72%
     Non-Performing Assets
      to Total Assets             0.83%      1.92%    3.36%    4.47%    10.24%
     Allowance for Credit Losses
      to Non-Performing Loans   120.32%     70.24%   31.91%   48.39%     9.67%

Deposits

Total deposits at December 31, 1997 were $444.2 million, compared to $423.3 million at December 31, 1996, an increase of $20.9 million or 4.9%, resulting from the Bank's strategy of obtaining core deposit relationships from both the commercial and consumer segments of its market. The Bank continues to seek deposits with marketing and sales efforts concentrated on its new and diversified products. The Bank does not solicit, nor does it accept, brokered deposits.

The following table presents a summary of deposits as of December
31, 1997 and 1996.

TABLE 4 - DEPOSITS

($ thousands)                    December 31, 1997       December 31, 1996
Demand                         $  27,471      6.2%       $  22,479    5.3%

Savings
  Regular Savings                 29,455      6.6%          28,096    6.6%
  NOW                             37,287      8.4%          30,262    7.2%

Super and Money Market Accounts
  Super Savings                  47,863      10.8%          45,404   10.7%
  Money Market                   55,541      12.5%          47,957   11.3%

Time
  Certificate Accounts          204,129      45.9%         197,204   46.6%
  Money Market Certificates      37,738       8.5%          46,923   11.1%
Escrow Deposits                   4,727       1.1%           4,965    1.2%

Total Deposits                 $444,211     100.0%        $423,290  100.0%


Federal Home Loan Bank of Boston Advances and Other Borrowings

The Bank continues to utilize the FHLB as a source of funds alternative to the traditional deposit account relationship. As of December 31, 1997, borrowings from the FHLB totaled $110.9 million, compared to $82.2 million as of December 31, 1996. In addition, the Bank increased the use of the reverse repurchase agreement as a means to borrow funds. These agreements are essentially collateralized borrowings, similar to FHLB borrowings, and to the extent that the rates and terms are more favorable, the Bank utilizes the reverse repurchase agreement in lieu of an FHLB borrowing. As of December 31, 1997 there were $40.4 million of borrowings outstanding under reverse repurchase agreements compared to $31.4 million as of December 31, 1996.

In total, borrowings as of December 31, 1997 were $151.3 million at a weighted average rate of 5.8% and a weighted average maturity of
1.4 years, compared to $113.6 million at a weighted average rate of 5.74% and a weighted average maturity of 1.1 years as of December 31, 1996. As a percentage of total assets, borrowings amounted to 23.1% as of December 31, 1997, compared to 19.3% as of December 31, 1996.

The Company has reflected the guaranty of the ESOP loan as an obligation in accordance with applicable accounting requirements. This loan was a five-year adjustable rate loan (convertible to a fixed rate at the Bank's option) with interest and principal payable monthly. The outstanding balance was $485,000, and the rate in effect as of December 31, 1996 was 6.86%. In July 1997 the Bank refinanced the ESOP obligation with a different third party lender into a 24 month fixed-rate loan at 7.75%. The outstanding balance was $293,000 at December 31, 1997.

Shareholders' Equity

Shareholders' equity at December 31, 1997 increased to $56.1 million from $49.4 million at December 31, 1996, reflecting Tier 1 regulatory leverage capital ratios of 8.2% and 7.9%, respectively.

The following table indicates required and actual levels of capital for the Bank and the Company as of December 31, 1997 and 1996.

TABLE 5 - REGULATORY CAPITAL

                                    Required            Actual
                                                     December 31,
                                                 1997           1996
Company
Tier 1 Risk-Based Capital            4.0%       15.4%           N/A
Total Risk-Based Capital             8.0%       16.6%           N/A
Tier 1 Leverage Capital              4.0%-5.0%   8.2%           N/A

Bank
Tier 1 Risk-Based Capital            4.0%       14.3%          15.7%
Total Risk-Based Capital             8.0%       15.5%          17.0%
Tier 1 Leverage Capital              4.0%-5.0%   7.6%           7.9%


Liquidity and Interest Rate Risk Management

The Company seeks to achieve consistent growth in net interest income and net income while managing volatility from changes in interest rates. Interest rate risk management is the responsibility of the Asset Liability Committee of management (ALCO) and is a dynamic process which seeks to achieve the Company's overall balance sheet objectives within changing market and business environments through appropriately diversified investments and funding sources, and management of the Company's needs for liquidity to support its operations, meet the credit needs of its market area, and respond to the investment, financial service, and liquidity needs of its depositors.

The Company's equity price risk is essentially limited to its portfolio of trading securities, and its bond market price risk focuses on its portfolio of available-for-sale (AFS) securities. Market price risk for mortgages or other loans is not a significant risk for the Company, inasmuch as the Company's loan portfolios are primarily held for investment to maturity or sooner prepayment by the debtor.

Market risk of the AFS securities is centered primarily on a sudden shift of interest rates at a time when sale of the securities might be required to meet unexpected liquidity needs, or when sale would be advantageous to the improvement of the yield in the AFS portfolio itself.

The Company's interest rate risk encompasses all of its rate-sensitive financial instruments. The Company has no derivative financial instruments or derivative commodity instruments.

Management of the trading portfolio of common and preferred stocks is governed by a trading portfolio investment policy which provides guidance on such issues as investment quality, diversification by industry and geographic regions, and overall marketability. To enhance yield and reduce the overall investment at risk, the Bank may also sell call options on individual issues held in the trading portfolio.

To reduce market risk for the AFS portfolio, as well as the risk to the Company's net income from interest rate risk, the Company has chosen at this time to employ more traditional methods of reducing interest rate risk rather than engage in derivative financial instruments such as swaps, options or hedges. While this choice does not preclude management from employing derivatives in the future to manage risk, management has no immediate plans to do so.

Traditional means of managing interest rate risk include:
  establishing a solid base of core deposit relationships;
  maximizing investment in variable rate loans and investments;
  limited fixed rate loans and investments to the highest quality and shortest possible term to maturity;
  ensuring the availability of several alternative sources of funding in order to be able to respond to liquidity needs and investment opportunities with the greatest amount of flexibility and the least amount of cost.

Thus the Bank has established a cash management line of credit with Federal Home Loan Bank of Boston, established wholesale borrowing relationships with several brokerage firms to avail itself of access to the repurchase agreement market (essentially a collateralized borrowing) for intermediate term liquidity needs, has become a member of the Federal Home Loan Bank of Boston in order to be able to avail itself of advantageous, stable longer-term borrowings to lock-in interest rate spread on fixed rate loans held for portfolio, and has established several correspondent lending arrangements whereby the Bank acts as an originator for certain investors for fixed rate mortgage products which the Bank chooses not to originate for its own portfolio.

The financial risk management activities of the ALCO are governed by a broad policy which provides specific limits for the financial risks, including interest rate, liquidity, and market, inherent in the Company's operations. Strategies and tactics are reviewed and monitored regularly to ensure that the Company's financial condition is maintained within approved risk tolerances for growth rate, investment mix, rate sensitivity, and liquidity, while providing appropriate levels of interest rate spread to support profitable operations and adequate regulatory capital ratios.

Table 6 presents a static measure of the Company's interest rate risk position at December 31, 1997. The table presents the various categories of the Company's interest-rate-sensitive financial instruments by their contractual time to maturity, their weighted average contractual interest rates, and their estimated fair values at December 31, 1997. Instruments with no stated maturity are included in the one year category, and no adjustments have been made for expected prepayments on mortgage loans or mortgage-backed securities. Off-balance sheet financial instruments at December 31, 1997, consisting primarily of commitments to extend credit and existing unused lines of credit, were not significant and have not been included in the Table.

TABLE 6- RATE SENITIVE FINANCIAL INSTRUMENTS AT ESTIMATED FAIR
         VALUE AND WEIGHTED AVERAGE CONTRACTUAL RATE BY YEAR OF MATURITY

                          Financial Instruments Scheduled to Mature in the Year
                        1998(a)   1999      2000      2001      2002    2003
                        Weighted Weighted Weighted Weighted Weighted  Weighted
                       Average   Average  Average  Average  Average   Average
                       Contract  Contract Contract Contract Contract Contract
                  Total  Rate      Rate     Rate     Rate     Rate     Rate

Cash Equivalents $10,555 $10,555    -        -        -        -        -
                            5.70%   -        -        -        -        -
Securities
  Trading:         1,830   1,830    -        -        -        -        -
                           13.00%   -        -        -        -        -

Available for Sale:
  U.S. Gov and Agency
  Obligations     55,257      -     -        -        -     $2,996   $52,261
                              -     -        -        -       6.60%     7.45%

  Mortgage Backed 85,950      -     -        -      $500     1,841    83,609
                              -     -        -      8.83%     8.02%     8.18%

  Equities           268     268    -        -        -         -        -
                            1.80%   -        -        -         -        -

  Mutual Funds     2,135   2,135    -        -        -         -        -
                            0.00%   -        -        -         -        -

  Preferred Stock 35,058      -     -        -    25,156     5,200     4,702
                              -     -               6.16%     5.84%     6.07%

Loans:
  Held-for-Sale    5,311   5,311    -        -        -         -        -
                            7.25%   -        -        -         -        -

  Held-for-
  Portfolio      443,083  20,967  3,442   7,418    5,072     5,961   400,223
                            9.19%  8.82%   8.19%    9.43%     9.13%     7.59%

FHLBB Stock        7,347   7,347    -        -        -         -        -
                            6.50%   -        -        -         -        -

Deposits:
  NOW Accounts   (37,287)(37,287)   -        -        -         -        -
                            1.50%   -        -        -         -        -

  Regular Savings(29,455)(29,455)   -        -        -         -        -
                            1.99%   -        -        -         -        -

  Super/Money
  Market Savings(103,404)(103,404) -         -        -         -        -
                             2.85% -         -        -         -        -

  Escrow Accounts (4,727)  (4,727) -         -        -         -        -
                             2.80% -         -        -         -        -

  Time Accounts (241,867)(146,109)(70,623)(20,757) (3,466)   (912)       -
                             5.12%   5.85%   6.51%   5.95%   5.73%       -

FHLBB Borrowings(110,940) (95,037) (4,400)   -        -   (10,072)  (1,431)
                             5.88%   5.94%   -        -      5.90%    5.86%

Repurchase
Agreements       (40,582)  (9,457)   -    (21,101)    -   (10,024)       -
                            5.75%    -       5.76%    -      5.65%       -

Other Borrowed Money(293)   (293)  -          -       -         -        -
                            7.75%  -          -       -         -        -

Net             $78,239 ($377,356) ($71,581) ($34,440) $27,262 ($5,010) $539,364


(a) Includes all financial instruments with no scheduled maturity date.

Liquidity is the ability of the Bank to meet its cash flow requirements arising from fluctuations in loans, securities, deposits, and other borrowings. At December 31, 1997, the Bank's primary liquidity, consisting of cash, cash equivalents and marketable securities with maturities of one year or less was $54.0 million or 8.3% of total assets, compared to $30.6 million or 5.2% of total assets at December 31, 1996. In addition, liquidity is the ability of the Company to meet its cash flow requirements to pay operating expenses, dividends, and to make other payments as may be necessary. The Company's liquidity is provided by dividends from its wholly owned subsidiary, the Bank. The Bank's ability to pay dividends is restricted by Connecticut law to the Bank's net profits in the current year, plus retained net profits from the two most recent fiscal years. The Company is in the process of negotiating a line of credit. The Company may also effect borrowings from time to time to meet specific liquidity needs.

The Bank's primary sources of funds are deposits and other borrowings, primarily from the FHLB. The Bank monitors its liquidity in accordance with policy guidelines established by the Asset and Liability Management
Policy and regulatory standards administered by the Asset and Liability Management Committee of the Bank.

As of December 31, 1997, the Bank had approved loan commitments outstanding for one-to four-family loans of $9.5 million. In addition, there was $8.7 million of unused credit under the home equity line of credit facility, $1.0 million under the overdraft protection credit line facility, and $2.2 million in unused credit card lines. The unadvanced portion of residential construction loans amounted to $1.2 million. There were $3.1 million in approved loan commitments in the Commercial Lending Department, $6.2 million in unused commercial lines of credit and $0.6 million in commercial letters of credit outstanding.

Management believes that the Bank's liquidity is currently in a position to meet normal operating needs. To meet unexpected demands, the Bank maintains a line of credit with the FHLB. At December 31, 1997, this line of credit was $11.8 million of which no amount was outstanding.

Management also believes that the capital position of the Company and the Bank are currently adequate to meet present needs and anticipated growth, and does not currently plan to raise capital from external sources in the near future (see Shareholders' Equity). The Company announced in December 1997 a stock repurchase plan subject to which the Company may elect to repurchase up to 15% of its issued and outstanding common stock. Such repurchases, if effected, will not adversely affect the Company's "well capitalized" status.

Market Price of Common Stock

NSS Bancorp, Inc. (Norwalk Savings Society prior to October 1,
1997) trades on the NASDAQ National Market under the symbol "NSSY".

The following table sets forth the high/low price range, as reported by NASDAQ, and dividends paid for the periods indicated:

                                   1997                     1996
                           High    Low     Div      High     Low    Div (1)

First Quarter             $26.25  $22.94  $0.05    $22.00   $18.75  $   -
Second Quarter            $31.00  $23.00  $0.10    $22.25   $17.94  $0.05
Third Quarter             $37.50  $28.25  $0.10    $23.13   $20.88  $0.05
Fourth Quarter            $40.25  $31.75  $0.10    $24.88   $22.75  $0.05

(1) The Bank began paying quarterly dividends during the second quarter of 1996.

At December 31, 1997 NSS Bancorp had approximately 700 shareholders of record.


Year 2000 Compliance

The Bank, like all institutions that utilize computer technology, is facing significant challenges associated with the inability of many existing computer systems to process time sensitive data accurately beyond the year 1999 (Year 2000 compliance).

Substantially all of the Bank's software systems are licensed from an outside vendor. Primary exposure emanates from the ability of its technology vendor to implement the necessary changes for Year 2000 compliance. The Bank has received a commitment from its major vendor to provide the required systems modifications to ensure compliance, and management believes those commitments will be met. If not modified or replaced, these programs could cause system failures or miscalculations, which could adversely affect the Bank's ability to process customer transactions or provide customer service.

The Bank is also reviewing certain commercially available in-house software applications to ensure Year 2000 compliance.

The Bank is monitoring the activities of its third party vendor in developing and implementing plans to address the Year 2000 compliance. While the Bank expects its Year 2000 compliance to be completed on a timely basis, there can be no assurance that the systems of other companies on which the Bank relies will be Year 2000 compliant. In addition, the Bank exchanges data with a number of entities, such as credit bureaus and governmental entities. The failure of these entities to adequately address the Year 2000 compliance could adversely affect the Bank's ability to conduct its business.

Costs associated with modifying existing system applications have been and will continue to be expensed as incurred. The Bank does not expect incremental costs associated with application modifications for Year 2000 compliance to be material. However, as the Bank progresses in implementing its plan for addressing the Year 2000 compliance, current estimates of costs could change, including costs as a result of the failure of the third party vendor or other entities to adequately address the Year 2000 compliance in a timely fashion. There can be no assurance that the Bank will not experience cost overruns or delays in connection with its plan for modifying systems.

Management of the Bank believes it will be successful in the achievement of its plan and does not believe that the execution of the plan will have a material adverse affect on future operating results.


Independent Auditor's Report
The Board of Directors and Shareholders
NSS Bancorp, Inc. and Subsidiary
Norwalk, Connecticut

We have audited the accompanying consolidated statements of financial condition of NSS Bancorp, Inc. and Subsidiary (Note 1) as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NSS Bancorp, Inc. and Subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations, changes in their shareholders' equity and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




FRIEDBERG, SMITH & CO., P.C.

Bridgeport, Connecticut
February 11, 1998


Consolidated Statements of Financial Condition
December 31, 1997 and 1996 (Note 1)
($ thousands)                               1997                    1996


Assets
Cash and Due from Banks (Note 1)        $  11,486                $  14,978
Interest-Bearing Deposits in
  Other Banks (Notes 2 and 8)               5,555                    2,373
Federal Funds Sold (Note 1)                 5,000                    1,500
Securities (Notes 1 and 2):
  Trading, At Estimated Fair Value          1,830                    3,292
  Available-for-Sale,
   At Estimated Fair Value                178,667                  136,809
                                          180,497                  140,101

Loans Held-for-Sale (Note 1)                5,311                        -
Loans Receivable, Net of Allowance
 for Credit Losses of $5,832 in 1997
 and $7,334 in 1996
 (Notes 1, 3, 7, 14, 17 and 18)           425,812                  410,766
Accrued Income Receivable
 (Notes 1 and 3)                            3,859                    4,034
Investment in FHLBB Stock, At Cost
 (Note 7)                                   7,347                    6,184
OREO, Net (Notes 1, 4 and 14)                 574                      858
Bank Premises and Equipment, Net
 (Notes 1, 5 and 17)                        3,738                    3,151
Deferred Income Tax Asset, Net
 (Notes 1 and 9)                              361                    2,574
Other Assets (Notes 1, 3 and 18)            4,682                    3,070

Total Assets                             $654,222                 $589,589


Liabilities and Shareholders' Equity
Liabilities
Deposits (Notes 6, 17 and 18):
  Non-Interest Bearing                  $  27,471                $  22,479
  Interest Bearing                        416,740                  400,811
                                          444,211                  423,290
Advances from FHLBB (Note 7)              110,937                   82,208
Securities Sold Under Agreements
 to Repurchase (Notes 2 and 7)             40,441                   31,350
Other Borrowings (Notes 8 and 12)             293                      485
Accrued Expenses and Other Liabilities
 (Note 8)                                   2,202                    2,903
Total Liabilities                         598,084                  540,236

Commitments and Contingent Liabilities
 (Notes 5 and 11)

Shareholders' Equity
 (Notes 1, 2, 5, 8, 11, 12, 13, 16, 19 and 22)
Preferred Stock - $.01 Par Value -
500,000 Shares Authorized, None Issued          -                        -
Common Stock - $.01 Par Value -
 Authorized 7,000,000 Shares;
Issued 2,460,370 Shares in 1997
and 2,442,129 Shares in 1996;
Outstanding 2,434,096 Shares in 1997
and 2,397,312 Shares in 1996                   25                       24
Additional Paid-In Capital                 24,199                   23,545
Retained Earnings                          31,048                   26,339
Net Unrealized Gain (Loss)
on Securities Available-for-Sale,
Net of Tax Effect                           1,129                     (106)
Total                                      56,401                   49,802
   Less: Unearned ESOP Shares                (263)                    (449)
Total Shareholders' Equity                 56,138                   49,353
Total Liabilities and
Shareholders' Equity                     $654,222                 $589,589

See notes to consolidated financial statements.


Consolidated Statements of Earnings
Years Ended December 31, 1997, 1996 and 1995 (Note 1)

($ thousands)                    1997             1996      1995
Interest and Dividend
  Income (Note 1)
Interest and Fees on Loans       $33,369          $30,589   $23,666
Securities:
     U.S. Government and Agencies  3,747            2,571     1,961
     Mortgage-Backed Securities    6,199            7,076     6,753
     Marketable and Other Equities 2,040              528       358
                                  11,986           10,175     9,072
Cash Equivalent Investments
     and Other                       514              491       277
     Total Interest and
     Dividend Income              45,869           41,255    33,015

Interest Expense
Deposits (Note 6)                 17,140           16,844    14,169
Borrowed Funds (Note 7)            9,356            6,796     4,229
     Total Interest Expense       26,496           23,640    18,398
Net Interest and Dividend Income  19,373           17,615    14,617
Provision for Credit Losses
  (Notes 1 and 3)                      -            4,415     1,005
Net Interest and Dividend
  Income after Provision for Credit
  Losses                          19,373          13,200     13,612

Non-Interest Income
Net Security Gains (Note 2)        1,115             661        798
Net Gains (Losses) on
  Sales of Loans (Note 3)            344            (144)       -
Net Gain on Branch Sale
  (Note 17)                            -           3,639        -
Loan Servicing and Other Loan Fees   484             480       515
Service Charges on Deposit Accounts  813             763       599
Trust Department Fees                576             552       515
Other (Note 10)                    1,914             892       268
     Total Non-Interest Income     5,246           6,843     2,695

Non-Interest Expense
Salaries and Employee Benefits
     (Notes 8 and 13)              7,745           7,649     6,232
Occupancy and Equipment (Note 5)   1,742           1,646     1,336
(Gains) Losses and Expenses of
   OREO, Net (Note 4)               (103)         1,362      1,415
Other (Notes 10, 12 and 18)        6,340          4,809      3,736
     Total Non-Interest Expense   15,724         15,466     12,719
Income before Income Tax Provision 8,895          4,577      3,588
Income Tax Provision (Benefit),
     Net (Notes 1 and 9)           3,330         (1,125)   (1,190)

Net Income                      $  5,565        $  5,702  $  4,778

Per Share Data (Notes 1 and 13)
Weighted Average Number of Common Shares Outstanding (thousands):

     Basic                        2,414            2,381     2,346
     Assuming Dilution            2,533            2,440     2,351
Income Per Common Share:
      Basic                       $2.31            $2.39     $2.04
     Assuming Dilution            $2.20            $2.34     $2.03

See notes to consolidated financial statements.

         Consolidated Statements of Shareholders' Equity
     Years Ended December 31, 1997, 1996 and 1995 (Note 1)

                                                      Un-      Un-      Total
                                 Additional           realized earned   Share-

                             Common Paid-In Retained  Gains   ESOP      holders'
($ thousands)      Shares    Stock Capital  Earnings (Losses)  Shares   Equity
Balance -
 January 1, 1995   2,329,670 $24  $22,838   $16,225   $ (603)  $(971)   $37,513
Net Income for
 1995                      -   -        -     4,778        -       -      4,778
Shares Committed
 to be Released
 (Note 8)             26,556   -      168         -        -     266        434
Stock Options
 Exercised
 (Note 13)             8,494   -      127         -        -       -        127
Change in Unrealized
 Gains (Losses),
 Net (Note 2)              -   -        -         -       743      -        743
Balance -
 December 31, 1995 2,364,720  24   23,133    21,003       140   (705)    43,595
Net Income for 1996        -   -        -     5,702         -      -      5,702
Cash Dividends
 Paid on Common
 Stock, $0.15
 per share
 (Note 12)                -    -        -     (366)         -      -      (366)
Shares Committed
 to be Released
 (Note 8)            25,697    -      304        -          -    256        560
 Stock Options
 Exercised
 (Note 13)            6,665    -      103        -          -     -         103
Shares Distributed
 to Advisory Board
 (Note 12)              230    -        5        -          -     -          5
Change in
 Unrealized Gains
 (Losses), Net
 (Note 2)                 -    -        -        -      (246)     -       (246)
Balance -
 December 31, 1996 2,397,312  24   23,545   26,339      (106)  (449)     49,353
Net Income for 1997       -    -        -    5,565         -      -       5,565
Cash Dividends
 Paid on Common Stock,
 $0.35 per share
 (Note 12)                -    -        -    (856)         -      -        (856)
Shares Committed
 to be Released
 (Note 8)            18,543    -      381        -         -    186         567
Stock Options
 Exercised (Note 13) 18,201    1      272        -         -      -         273
Shares Distributed to
 Advisory Board
 (Note 12)              40     -        1        -         -      -          1
Change in Unrealized
 Gains (Losses), Net
 (Note 2)                -     -        -        -     1,235      -       1,235
Balance -
 December 31,
 1997            2,434,096   $25  $24,199   $31,048   $1,129    $(263)   $56,138

See notes to consolidated financial statements.


                      Consolidated Statements of Cash Flows
       Years Ended December 31, 1997, 1996 and 1995 - Increase (Decrease)
                                     in Cash
                        and Cash Equivalents (Note 1)

($ thousands)                                        1997      1996      1995


Cash Flows from Operating Activities
Net Income                                           $  5,565  $  5,702  $ 4,778
Adjustments to Reconcile Net Income to
 Net Cash Provided by
 Operating
 Activities:
     Provision for Credit Losses                            -     4,415    1,005
     Provision for Estimated Losses on OREO                 -       459      460
     Provision for ESOP Benefit Cost                      567       560      434
     Stock Issued to Advisory Board As Compensation         1         5       -
     Depreciation and Amortization                        587       521      391
     Goodwill Amortization                                326        76       -
     Net Amortization (Accretion) of Discounts and
     Premiums on Securities                               752       504    (954)
     Deferred Income Tax Provision (Benefit)            1,357    (1,300) (1,200)
     Net Gain on Branch Sale                                -    (3,639)      -
     Net Realized Gains on Sales of Securities
     Available-for-Sale                                  (688)     (693)   (803)
     Net (Gains) Losses on Sales of Loans                (344)      144       -
     Net (Gains) Losses on Sales of OREO                 (309)      551      227
     Net Decrease (Increase) in Trading Securities      1,462     (847)    (263)
     Decrease (Increase) in Accrued Income Receivable     175    (1,022)   (477)
     (Increase) Decrease in Other Assets               (1,842)      243    (341)
     (Decrease) Increase in Accrued Expenses
     and Other Liabilities                               (701)    1,157      945
        Total Adjustments                               1,343     1,134    (576)
        Net Cash Provided by Operating Activities        6,908    6,836    4,202
Cash Flows from Investing Activities
Proceeds From:
     Sales of Securities Available-for-Sale             81,926   37,261   62,062
     Maturities & Principal Amortization of
     Securities
     Available-for-Sale                                 18,907   29,612   37,199
     Sales of Loans                                     13,130   45,319       -
     Sale of Bank Premises and Equipment                     -      340       -
     Sales of OREO                                       1,218    2,917   3,288

Purchases of Loans                                           -  (13,724)      -
Purchases of Securities Available-for-Sale            (140,664) (81,601)(67,571)
Purchases of Securities Held-to-Maturity                     -     (792)      -
Purchases of FHLBB Stock                                (1,163)  (2,563)   (290)
Net Increase in Loans Receivable                       (33,768) (91,532)(72,529)
Additions to OREO                                            -     (110) (1,170)
Additions to Bank Premises and Equipment                (1,174)    (660)   (750)
Acquisition of Goodwill                                    (96)  (1,830)      -
    Net Cash Used by Investing Activities             (61,684) (77,363) (39,761)
Cash Flows from Financing Activities
Net Increase in Deposits from Customers                 20,921   20,934   39,726
Assumption of Deposits                                       -   47,556       -
Sale of Deposits                                             -  (44,397)      -
Advances from FHLBB                                     65,000   68,750   32,900
Repayments of Advances from FHLBB and Other
Borrowings                                            (36,463) (48,580) (33,887)
Net Increase in Securities
Sold Under Agreements to
Repurchase                                              9,091   26,750     4,600
Proceeds from Exercised Stock Options                     273      103       127
Dividends Paid to Shareholders                           (856)    (366)       -
     Net Cash Provided by Financing Activities         57,966   70,750    43,466
Increase in Cash and Cash Equivalents (Note 1)          3,190      223     7,907
Cash and Cash Equivalents - Beginning                  18,851   18,628    10,721
Cash and Cash Equivalents - Ending                    $22,041  $18,851   $18,628
Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year For:
     Interest                                         $26,524   $23,546  $18,458
     Income Taxes                                     $ 2,055   $    22   $   -
Non-Cash Investing and Financing Activities:
Loans Receivable Transferred to OREO                  $ 1,143   $ 1,758   $  324
Loans Originated in Connection with Sales of OREO     $   518   $ 1,350   $4,072
Exchange of Loans for Mortgage-Backed Securities      $    -    $     -   $4,361
Transfer of Securities Available-for-Sale to Trading  $    -    $  2,182  $   -
Transfer of Securities Held-to-
 Maturity to Available-for-Sale                       $    -    $ 30,514 $36,628
Transfer of Loans Receivable to Loans Held-for-Sale   $  5,311  $     -   $   -
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995

1. Nature of Operations & Summary of Significant Accounting
Policies

The following is a summary of significant accounting policies followed by NSS Bancorp, Inc.(Company) and its wholly owned subsidiary Norwalk Savings Society (Bank) and NSS Realty Corporation (NSSR), the Bank's wholly owned subsidiary, and reflected in the accompanying Consolidated financial statements. The financial statements of NSSR are not significant to either the Bank's or the Consolidated financial statements.

Formation of Holding Company
At the Bank's annual meeting on May 20, 1997, Shareholders approved the formation of a bank holding company. On July 24, 1997, the Federal Reserve Bank of New York approved the Bank's application to form a bank holding company and on October 1, 1997 the Company was formed as a bank holding company and parent company of the Bank.

Nature of Operations
The Bank is primarily engaged in the business of providing credit secured by residential real estate and retail banking services to the consumer segment of its service area, which is in and around the Norwalk, Connecticut area. Its operations are regulated by the Banking Commissioner of the State of Connecticut and its deposit accounts are insured by the Federal Deposit Insurance Corporation, and as such its activities are subject to periodic examination by both agencies. NSSR is a special-purpose subsidiary whose operations consist of the development and sale of certain of the real property acquired by the Bank in satisfaction of loans.

Principles of Consolidation
The accompanying Consolidated financial statements include the accounts of the Company and the Bank. Inasmuch as the results of the operations of NSSR and the financial condition of NSSR are wholly dependent on the financial and administrative support of the Bank, separate financial information on NSSR has not been provided. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Consolidated Financial Statement Presentation
The accompanying Consolidated financial statements have been prepared in accordance with generally accepted accounting principles and general practice within the banking industry. In preparing the Consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

Material Estimates
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the Allowance for credit losses and the valuation of real estate acquired in satisfaction of loans (other real estate owned or OREO). Such estimates reflect the realization that the Bank's OREO and a substantial portion of the Bank's mortgage loans receivable are related to real estate located in markets in and around Norwalk, Connecticut, which have experienced value fluctuations in recent years.

While management uses available information to recognize possible losses on loans and OREO, including the services of professional appraisers for significant properties, future adjustments to the Allowance for credit losses and valuation of OREO may be necessary based on changes in economic and real estate market conditions in and around the Bank's service area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's Allowance for credit losses and valuation of OREO and may require the Bank to recognize adjustments based on their judgment of information available to them at the time of their examination.

Cash Equivalents
For the purposes of reporting cash flows in the Consolidated statements of cash flows, cash equivalents include federal funds sold and interest-bearing deposits in other financial institutions.

Securities
Securities are accounted for in accordance with the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This statement establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

SFAS No. 115 requires the classification of investment securities into categories of Held-to-maturity, Available-for-sale or Trading. Investments in debt securities are classified as Held-to-maturity only if there is a positive intent and ability to hold those securities to maturity. Carrying basis is reflected at amortized cost and adjusted for any premiums or discounts. Premiums are amortized and discounts are accreted to interest income using the level yield method.

Securities classified as Trading comprise securities purchased in connection with the Bank's trading activities and, as such, are expected to be sold in the near-term. Trading securities are carried at estimated fair value with unrealized holding gains and losses recognized in Non-interest income. Equity securities and debt securities not classified as Held-to-maturity or Trading are classified as Available-for-sale. Securities classified as Available-for-sale are carried at estimated fair value, with net unrealized holding gains and losses reported as a separate component of Shareholders' equity, net of applicable income taxes.

A decline in the estimated fair value of any security below its carrying value that is deemed by management to be other than temporary results in a write-down of the individual security to its estimated fair value. Such write-downs are recognized as a realized loss in earnings in the accompanying Consolidated financial statements.

Mortgage-backed securities are accounted for in the same manner as debt securities and consist of certificates that are participation interests in pools of long-term first mortgage loans.

Gain or loss on dispositions of securities is based on the net proceeds and adjusted carrying amount of the securities sold using the specific identification method.

Loans Held for Sale
Loans held for sale generally consist of certain first mortgage loans that management has identified will most likely be sold for reasons of managing rate risk, liquidity, and/or asset growth and are reflected at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, resulting from estimated fair value less than cost are recognized through a valuation allowance by a charge to earnings in the accompanying Consolidated Financial Statements.

Loans Receivable
Loans receivable that the Bank has the intent and ability to hold for the foreseeable future or until maturity or payoff are reflected at amortized cost (unpaid principal balances reduced by any partial charge-offs or specific valuation accounts) net of any net deferred fees or costs on originated loans or any unamortized premiums or discounts on purchased loans, and less an Allowance for credit losses.

Effective January 1, 1995, the Bank implemented the provisions of SFAS Nos. 114/118, "Accounting by Creditors for Impairment of a Loan" (SFAS Nos. 114/118). These statements address the accounting for loans considered impaired and the recognition of impairment. A loan is considered impaired when, in management's judgment, current information and events indicate it is probable that collection of all amounts due according to the contractual terms of the loan agreement will not be met. An impairment loss is recognized through a valuation allowance by charges to income. The provisions of these statements are prospective, with any adjustments resulting from initial application reflected as an adjustment to the provision for credit losses. The effect on the accompanying Consolidated financial statements of adopting these statements was not significant.

Interest on loans is included in income as earned based on rates applied to principal amounts outstanding. The accrual of interest income is generally discontinued and all previously unpaid accrued interest is reversed when a loan becomes past due 90 days or more as to contractual payments of principal or interest, or is determined to be impaired. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest. Interest on purchased loans is adjusted for the accretion of discounts and the amortization of premiums using the interest method over the contractual lives of the loans, adjusted for estimated prepayments.

Loan origination fees and certain direct related costs are deferred, and the net fee or cost is amortized as an adjustment of the loan yield over the life of the related loan.

The Allowance for credit losses has been established by provisions charged to income, decreased by loans charged off (net of recoveries). This Allowance represents an amount which, in management's judgment, is adequate to absorb possible losses on loans that may become uncollectible based on such factors as the Bank's past loan loss experience, changes in the nature and volume of the loan portfolio, current and prospective economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows.

Effective January 1, 1997, the Bank implemented the accounting for mortgage servicing rights provided for in SFAS 125. This statement requires recognition of the value of the rights to service mortgage loans (MSR's) for others as a separate asset, however those servicing rights are acquired, and assessment for impairment based on fair value. Capitalized MSR's are amortized to Non-interest income in proportion to estimated mortgage service fee revenues. Any impairment adjustments are reflected through a valuation allowance recognized by a charge or credit to Non-interest income. The effect on the accompanying Consolidated financial statements of adopting this statement was not significant.

Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation and amortization.

Depreciation is computed by accelerated and straight-line methods, generally at rates based on estimated useful lives of the related assets. Bank premises are generally depreciated over periods ranging from 10 to 50 years; furniture and equipment are generally depreciated over periods ranging from 3 to 20 years. For income tax purposes, the Bank uses the appropriate depreciation provisions of the Internal Revenue Code.

Other Real Estate Owned (OREO)
OREO includes real estate properties that are held for sale which have been acquired through foreclosure proceedings or deeds accepted in lieu of foreclosure. These properties are initially recorded at the lower of the carrying value of the related loans or the estimated fair value of the real estate acquired, with any excess of the loan balance over the estimated fair value of the property charged to the Allowance for credit losses. Subsequent changes in net realizable values are reflected by charges or credits to the Allowance for estimated losses on OREO. Costs relating to the subsequent development or improvement of a property are capitalized when value is increased. All other holding costs and expenses, net of rental income, if any, are expensed as incurred.

Goodwill
The goodwill acquired in connection with the Fairfield First Bank and Trust Company transaction (Note 18) is being amortized on a straight-line basis over six years.

Income Taxes
Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences, which are differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Provisions for income taxes are computed based on all taxable revenue and deductible expense items included in the accompanying Consolidated statements of earnings regardless of the period in which such items are recognized for income tax filing purposes. The Company and the Bank file consolidated Federal and combined Connecticut income tax returns.

Employee Retirement Benefits
Employee retirement benefits and related deferred assets and/or liabilities are accounted for in accordance with SFAS No. 106, "Employers'Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). Post-retirement health care expenses are based on actuarial computations of current and future benefits.

Earnings Per Share (EPS)
Per share data is based on the weighted average number of outstanding common shares in accordance with the requirements of SFAS 128. EPS data for prior years and quarterly periods have been restated accordingly.

Financial Instruments
Financial instruments include substantially all the Bank's financial assets and liabilities, and certain off-balance-sheet rights and/or obligations. Such items generally reflect cash and cash equivalents and contractual rights or obligations to receive cash or other financial instruments, respectively.

Derivative financial instruments are financial instruments used to construct a transaction that is derived from and reflects the underlying value of assets, other instruments or various indices. The primary purpose of derivative financial instruments is to transfer price risk associated with the fluctuations in asset values rather than borrow or lend funds. Such items include forward contracts, interest rate swap contracts, options and futures, and other financial instruments with similar characteristics, which include the Bank's off-balance-sheet financial instruments (Note 15). All derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

In accordance with SFAS No. 105, "Disclosure of Information About
Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk," SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," and SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," the Bank is required to disclose information about financial instruments with off-balance-sheet market or credit risk and concentrations of credit risk associated with its financial instruments (Notes 14 and 15), fair values of its financial instruments (Note 15), and information about its derivative financial instruments (Note 15), respectively.

Reclassification
Certain reclassifications have been made to the accompanying 1996 and 1995 Consolidated financial statements to conform to the 1997 presentation.


2. Securities
Securities have been classified in the accompanying Consolidated statements of financial condition according to management's intent. Carrying amounts and approximate fair values of Securities consisted of the following:

                                       December 31, 1997
                                       Amortized Gross Unrealized Holding  Fair
($ thousands)                          Cost            Gains     Losses    Value
Trading
Equity Securities                   $    1,976     $    4    $(150)    $   1,830

Available-for-Sale
U.S. Government and Agency
 Obligations                        $  55,122      $  190    $ (55)    $  55,257
Mortgage-Backed Securities             85,543         461      (56)       85,948
Mutual Funds                            2,183          10      (58)        2,135
Preferred Stock                        33,792       1,267        -        35,059
Equity Securities                         116         152        -           268
Total                                $176,756      $2,080    $(169)     $178,667

                                       December 31, 1996
                                       Amortized Gross Unrealized Holding Fair
($ thousands)                          Cost             Gains     Losses
Value
Trading
Equity Securities                  $    3,353      $   46    $(107)     $  3,292

Available-for-Sale
U.S. Government and Agency
 Obligations                       $   42,436      $  145    $(461)     $ 42,120
Mortgage-Backed Securities             92,443         382     (372)       92,453
Mutual Funds                            2,011          88      (12)        2,087
Equity Securities                          99          50        -           149
Total                                $136,989     $   665    $(845)     $136,809

The scheduled contractual maturities of debt securities at December
31, 1997 were as follows:
                                                          Amortized     Fair
($ thousands)                                             Cost          Value
Due After One Year Through Five Years                     $ 3,000       $  2,996
Due After Five Years Through Ten Years                      43,002        43,187
Due Over Ten Years                                           9,120         9,074
                                                            55,122        55,257
Mortgage-Backed Securities                                  85,543        85,948
Total                                                     $140,665      $141,205

Proceeds and gross realized gains and losses from sales of securities classified as Available-for-sale and Trading securities gains and losses consisted of the following:

                                               Years Ended December 31,
($ thousands)                               1997          1996        1995
Available-For-Sale
Proceeds from Sales                        $81,926      $37,261     $62,062

Gross Realized Gains                     $     776     $  1,157  $     985
Gross Realized Losses                          (88)        (464)      (182)
Net Realized Gains (Losses)                    688          693        803

Trading
Realized Gains                                 683           24          -
Gross Change in Unrealized Losses             (256)         (56)        (5)
Trading Gains (Losses), Net                    427          (32)        (5)
Net Security Gains                        $  1,115        $ 661     $  798

During the year ended December 31, 1996, the Bank transferred securities Available-for-sale with a carrying basis of approximately $2.2 million to the classification of Trading and securities Held-to-maturity with an amortized cost of approximately $30.5 million to the classification of Available-for-sale at their estimated fair value of approximately $30.6 million. The transfer of securities Held-to-maturity to the classification of Available-for-sale was the result of management's assessment that there was no longer a positive intent to hold these securities to maturity based on management's revised asset/liability management strategies. Gross unrealized gains and losses reflected in the accompanying Consolidated statements of earnings for the year ended December 31, 1996 as a result of the transfer to Trading were approximately $95,000 and $41,000, respectively. Net unrealized gains, net of tax effect, which were reflected in the accompanying Consolidated statements of shareholders' equity as a result of the transfer to Available-for-sale were approximately $46,000.

At December 31, 1997, the aggregate amortized cost of securities pledged as collateral against public funds and securities sold under agreements to repurchase (Note 7) were approximately $6.0 million and $51.3 million, respectively, which approximated fair values.

At December 31, 1997, the Bank was committed to purchase approximately $10.4 million of Mortgage-backed securities.

3.  Loan Receivable

The components of Loans Receivable, net in the accompanying Consolidated statements of financial condition consisted of the following:

                                                           December 31,
($ thousands)                                              1997      1996
Loans Secured by Real Estate:
     One-to-Four Family Residential                        $353,225  $344,314
     Commercial and Multi-Family                             61,162    54,550
     Construction and Land Development                        2,942     1,227
                                                            417,329   400,091
Consumer                                                      7,353    10,302
Commercial                                                    7,587     8,425
Total Loans Receivable                                      432,269   418,818
Less: Net Deferred Fees, Premiums and Discounts                (625)     (718)
                                                            431,644   418,100
Allowance for Credit Losses                                  (5,832)   (7,334)
Loans Receivable, Net                                      $425,812  $410,766

Loans receivable carry interest rate terms as follows:

                                                          December 31,
($ thousands)                                             1997       1996
Fixed Rate                                                $  97,763  $110,245
Variable Rate                                               334,506   308,573
Total Loans Receivable                                     $432,269  $418,818

Activity in the Allowance for credit losses consisted of the following:
                                               Years Ended December 31,
($ thousands)                                1997      1996      1995
Balance - January 1                          $7,334    $4,170    $4,827
Allowance on Acquired Loans (1)                   -     1,000         -
Provisions (Credit) for Credit Losses:
     Regular                                      -     4,415     2,105
     ADP (2)                                      -         -    (1,100)
Net Provision for Credit Losses                   -     4,415     1,005
Loans Charged-Off or Settled at Loss:
     Regular                                 (2,155)   (2,488)     (662)
     ADP (2)                                      -         -    (1,137)
Total Loans Charged-Off or Settled at Loss   (2,155)   (2,488)   (1,799)
Recoveries of Loans Previously Charged-Off      653       237       137
Net Loans Charged-Off                        (1,502)   (2,251)   (1,662)
Balance - December 31                        $5,832    $7,334    $4,170

(1) In connection with the Fairfield First Bank and Trust Company transaction (Note 18), the Bank reflected approximately $1.0 million as an allowance against the acquired loans. This valuation allowance reflects the estimated credit risk associated with the respective loans and was based on the Bank's valuation analysis of the loans acquired in the transaction. The Allowance for credit losses at December 31, 1997 includes a remaining balance in the acquired allowance of approximately $575,000.

(2) In conjunction with the Bank's stock conversion in June 1994 (Note 12), the Bank made a special provision for credit losses of $3.1 million and a special provision for estimated losses on OREO of $2.6 million in order to more rapidly dispose of certain non-performing assets at discounts below their net realizable value. As of December 31, 1995 the Bank had absorbed approximately $2.0 million of the special allowance for credit losses and $2.6 million of the special allowance for OREO losses through packaged or individual discounted sales of loans and OREO or other discounted settlements of non-performing assets with borrowers. The Bank concluded the "Accelerated Disposition Program" or "ADP" on December 31, 1995 and reflected a credit to the Provision for credit losses in the amount of $1.1 million for the unused portion of the special provisions for estimated losses. Total non-performing assets sold or otherwise settled under the ADP aggregated approximately $3.7 million of loans and $12.4 million of OREO.

The Bank has sold the rights to receive payments of interest and principal on certain loans while retaining the related servicing rights (Note 1).
Aggregate principal balances of loans serviced for others that are not reflected in the accompanying Consolidated statements of financial condition approximated $73.3 and $69.7 million at December 31, 1997 and 1996, respectively.

During the years ended December 31, 1997 and 1996, the Bank sold mortgage loans with carrying amounts aggregating approximately $12.8 and $45.4 million, respectively. All of the sales during the year ended December 31, 1997 were sold with servicing retained, while all of the sales during the year ended December 31, 1996 were sold with servicing released. As a result of such sales, a net gain approximating $344,000 and a net loss approximating $144,000 are reflected in Non-interest income in the accompanying Consolidated statements of earnings for the years ended December 31, 1997 and 1996, respectively. There were no significant loan sales during the year ended December 31, 1995.

At December 31, 1997, capitalized mortgage servicing rights reflected in Other assets in the accompanying Consolidated statements of financial position aggregated approximately $184,000, net of a valuation allowance which approximated $50,000 (Note 1). At December 31, 1996, the Bank had no capitalized mortgage servicing rights.

During the year ended December 31, 1995, loans securitized into participation certificates (Note 1) issued by the Federal Home Loan Mortgage Corporation (FHLMC), with servicing retained, aggregated approximately $4.4 million. There were no loan securitizations during the years ended December 31, 1997 or 1996.

At December 31, 1997, the Bank was committed to sell approximately $5.6 million of fixed rate mortgage loans to FHLMC.

SFAS Nos. 114/118 (Note 1) applies to loans that are individually evaluated for impairment in accordance with the Bank's ongoing loan review procedures. The Bank's recorded investment in impaired loans and related Allowance for credit losses measured under SFAS Nos. 114/118 approximated $4.8 million and $0.6 million at December 31, 1997 and $10.4 million and $1.4 million at December 31, 1996, respectively. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $8.9 million and $11.7 million, respectively. During the years ended December 31, 1997, 1996 and 1995 amounts recognized as interest income on impaired loans were not significant. At December 31, 1997, the Bank had no commitments outstanding to lend additional funds to debtors whose loans were determined to be impaired.

Loans to directors and their associates aggregated approximately $289,000 and $341,000 at December 31, 1997 and 1996, respectively. These related party loans are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.



4. Other Real Estate Owned (OREO)
OREO, net consisted of the following:

                                                   December 31,
($ thousands)                                      1997 1996
Real Estate Owned:
     One-to-Four Family Residential                $250 $272
     Commercial Real Estate                         324  586
Total Real Estate Owned                             574  858
Allowance for Estimated Losses                        -    -
OREO, Net                                          $574 $858

Activity in the Allowance for estimated losses consisted of the following:
                                           Years Ended December 31,
($ thousands)                              1997      1996     1995
Balance - January 1                        $    -    $   -    $   802
Provision Charged to Expense                    -     459         460
Losses Charged to the Allowance:
     Regular                                    -    (459)       (494)
     ADP (Note 3)                               -        -       (768)
Total Losses Charged to the Allowance           -    (459)     (1,262)
Balance - December 31                      $    -    $   -     $    -

(Gains) Losses and expenses, net related to OREO consisted of the following:
                                           Years Ended December 31,
($ thousands)                              1997      1996      1995
Provision Charged to Expense               $    -   $ 459      $  460
Gains on Sales                             (312)      (73)       (163)
Losses on Sales                               3       624         390
(Gains) Losses on Sales, Net               (309)      551         227
Holding Costs and Expenses                  242       523         839
Rental Income                               (36)     (171)       (111)
Holding Costs and Expenses, Net             206       352         728
(Gains) Losses and Expenses of OREO, Net  $(103)   $1,362      $1,415


5. Bank Premises & Equipment
Bank premises and equipment, net consisted of the following:

                                           December 31,
($ thousands)                              1997      1996
Banking House and Land                     $4,086    $4,086
Furniture, Equipment and Autos              2,886     2,317
Leasehold Improvements                        673        82
Total Bank Premises and Equipment           7,645     6,485
Accumulated Depreciation and Amortization  (3,907)   (3,334)
Bank Premises and Equipment, Net           $3,738    $3,151

Depreciation and amortization expense included in Non-interest expense in the accompanying Consolidated statements of earnings for the years ended December 31, 1997, 1996 and 1995 was approximately $587,000, $521,000 and
$391,000, respectively.

The Bank has operating leases for certain branch and administrative offices and equipment. Rental expense of $365,000, $333,000 and $220,000 is included in Occupancy and equipment expense in the accompanying Consolidated statements of earnings for the years ended December 31, 1997, 1996 and 1995, respectively. The office leases contain provisions which provide for adjustments of the rent to reflect changes in cost of living and real estate taxes.

During the year ended December 31, 1995, the Bank entered into an operating lease agreement for office space with one of its directors. Amounts included in Occupancy and equipment expense in the accompanying Consolidated statements of earnings for the years ended December 31, 1997, 1996 and 1995 relating to this lease aggregated approximately $49,000, $49,000 and $32,000, respectively.

Future minimum payments under non-cancellable operating leases with initial or remaining terms of one year or more at December 31, 1997 consisted of the following:

          Years Ending December 31,     Amount ($ thousands)
          1998                                    $   322
          1999                                        320
          2000                                        284
          2001                                        237
          2002                                        181
          Thereafter                                  674
          Total Future Minimum Lease Payments      $2,018




6. Deposits
Deposits consisted of the following:

                                         December 31,
                            1997                       1996
                     Weighted  Average         Weighted  Average
($ thousands)        Rates (a)  Amount         Rates (a)  Amount
Demand                 -    $  27,471            -      $  22,479
NOW              1.00-2.47%    37,287       1.00-2.75%     30,262
Regular Savings       1.99     29,455            1.99      28,096
Money Market
 and Super
 Savings         2.23-3.40    103,404       1.99-2.98      93,361
Time Accounts         5.47    241,867            5.54     244,127
Escrow                2.80      4,727            3.10       4,965
Total Deposits               $444,211                    $423,290

(a) ranges indicate tiers

Scheduled maturities of Time accounts at December 31, 1997 were as follows:

                                   Weighted
               Year of Maturity    Average Stated Rate  Amount ($ thousands)
               1998                    5.12%             $146,109
               1999                    5.85%               70,623
               2000                    6.51%               20,757
               2001                    5.95%                3,466
               2002                    5.73%                  912
Total Time Accounts                    5.47%             $241,867

Time accounts of $100,000 or more approximated $24.3 million at December 31, 1997. Of that amount approximately $9.3 million mature in six months or less, $5.2 million mature after six months to one year, and $9.8 million mature after one year.

Interest expense on deposits consisted of the following:

                                      Years Ended December 31,
($ thousands)                         1997       1996       1995

NOW                                   $     383  $     309  $     242
Regular Savings                             619        436        507
Money Market and Super Savings            2,967      3,411      3,902
Time Accounts                            13,069     12,580      9,434
Escrow                                      102        108         84
Total Interest Expense on Deposits      $17,140    $16,844    $14,169


7. Borrowed Funds
Advances from Federal Home Loan Bank of Boston (FHLBB)

Terms of the Advances from FHLBB at December 31, consisted of the following:

                                   1997                      1996
                                   Weighted                  Weighted
                                   Average                   Average
                 Maturity/         Interest                  Interest
($ thousands)    Reprice Date      Rate      Amount          Rate      Amount
Fixed Rate       1997                    -%  $   -           5.72%     $26,250
                 1998                5.92    95,000          5.91       40,000
                 2013                6.55     1,537(a)       6.55       1,558(a)
Adjustable Rate  1997                  -         -           5.61       10,000
                 1999/1998           5.94     4,400          5.73        4,400
                 2002/1998           5.90    10,000             -            -
Total Advances from FHLBB                   $110,937                   $82,208

(a) amortizing with monthly payment of $10,358 and balloon payment of $917,000 at maturity

The Bank has a cash management line of credit with FHLBB approximating $11.8 million. There were no advances outstanding on the line at December 31, 1997 or 1996.

The Bank's investment in the stock of the FHLBB, mortgage loans and mortgage-backed securities with market values as determined in accordance with FHLBB's blanket collateral pledge agreement, at least equal to the outstanding advances and any unused line of credit, are pledged against outstanding advances from the FHLBB.

Securities Sold Under Agreements to Repurchase (Repurchase Agreements) (Note
2)
Information concerning Repurchase agreements consisted of the following:

                                                Years Ended December 31,
($ thousands)                                   1997               1996
Average Balance During the Year                 $33,847            $29,203
Maximum Month-End Balance During the Year       $40,441            $36,350
Average Interest Rate During the Year             5.90%              5.61%

Repurchase agreements aggregating approximately $9.4, $21.0, and $10.0 million mature during the years ending December 31, 1998, 2000 and 2002, respectively.

Interest Expense
Interest expense on borrowed funds consisted of the following:

                                                Years Ended December 31,

($ thousands)                            1997      1996      1995

Advances from FHLBB                      $7,359    $5,158    $4,015
Repurchase Agreements                     1,997     1,638       214
Total Interest Expense on Borrowed Funds $9,356    $6,796    $4,229

8. Employee Benefit Plans
Incentive Savings Plan
The Bank sponsors an incentive savings plan which is available to substantially all of its employees. The Bank may make a discretionary 50% match of employee contributions up to 4% of each employee's salary. The Bank's matching expense contributions, included in Salaries and employee benefits in the accompanying Consolidated statements of earnings for the years ended December 31, 1997, 1996 and 1995, approximated $96,000, $86,000 and $60,000, respectively.

Postretirement Benefits Other Than Pensions
The Bank provides certain health care, dental care and life insurance benefits to previously retired employees. The net periodic postretirement benefit cost included in Salaries and employee benefits in the accompanying Consolidated statements of earnings approximated $44,000 for each of the years ended December 31, 1997, 1996 and 1995. The unrecognized transition obligation aggregated approximately $202,000 and $224,000 at December 31, 1997 and 1996, respectively, and will be amortized over a remaining ten-year assumed benefit period from December 31, 1997.

Employee Stock Ownership Plan (ESOP)
The Bank established a leveraged ESOP and a related trust in connection with its stock conversion in 1994 (Note 12) as a long-term non-contributory benefit for substantially all of its employees. In accordance with the terms of its Plan of Conversion, the Bank sold to the ESOP 5% of the shares issued in its conversion, or 121,337 shares at $10 per share, the stated conversion offering price. Effective with the formation of NSS Bancorp, Inc. (Note 1), the ESOP shares were converted to shares of NSS Bancorp, Inc. The shares were purchased by the ESOP with the proceeds of a five-year LIBOR-based interest-bearing loan from a third party lender, which was guaranteed by the Bank and required the pledge of an interest-bearing deposit at the third party lender as security for its guarantee. The loan terms also required monthly payments of principal and interest. At December 31, 1996 and 1995 the interest rate on the loan was 6.86%.

The ESOP refinanced the loan during 1997 with the proceeds of a two-year fixed rate loan with another third party lender. Terms of the refinance require monthly payments of principal including interest at 7.75%. Additionally, the Bank guarantees the loan and the ESOP has pledged 44,000 shares of its stock in the Company as collateral for the loan. The loan is reflected in the accompanying Consolidated statements of financial condition as a long-term debt and a reduction of Shareholders' equity. Interest expense on the loan included in Salaries and employee benefits expense in the accompanying Consolidated statements of earnings approximated $28,000, $45,000 and $60,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The shares are held by the ESOP in trust and are committed to be issued to employees' accounts in the ESOP ratably over a five-year period in settlement of the Bank's agreed-upon annual ESOP benefit cost. The Bank's ESOP benefit cost, included in Salaries and employee benefits in the accompanying Consolidated statements of earnings, aggregated approximately $567,000, $560,000 and $434,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between the annual ESOP benefit cost and the cost basis of the shares to be committed is charged or credited to Additional paid-in capital.

Activity in the shares subject to the ESOP consisted of the following:

                                             Years Ended December 31,
                                         1997      1996       1995
Shares - Beginning                       44,817    70,514     97,070
Shares Committed to be Released         (18,543)  (25,697)   (26,556)
Shares - Ending                          26,274    44,817     70,514
Shares Allocated to ESOP                 25,697    26,556     24,267

9. Income Taxes
The components of the federal and state income tax provision (benefit) consisted of the following:

                                           Years Ended December 31,
                                         1997      1996       1995
Current Income Tax Provision:
     Federal                             $1,542    $    150    $       -
     State                                  431          25           10
Total Current Income Tax Provision        1,973         175           10
Deferred Income Tax Provision (Benefit):
     Federal                                955        (960)       (984)
     State                                  402        (340)       (216)
Total Deferred Income Tax
  Provision (Benefit)                     1,357      (1,300)     (1,200)
Income Tax Provision (Benefit), Net      $3,330     $(1,125)    $(1,190)

The significant components of the deferred income tax provision (benefit) consisted of the following:

                                            Years Ended December 31,
                                         1997      1996        1995
Allowances for Losses                    $   450   $   (869)  $   820
Basis Difference - Securities                (45)      (389)     (265)
Deferred Compensation and Benefits           (33)      (106)      (18)
Deferred Loan Fees                           107        264       389
Depreciation                                 (16)        75         -
Goodwill                                     (80)         -         -
Net Operating Losses                       1,037      3,031     1,236
Other, Net                                   (63)      (42)        26
                                           1,357      1,964     2,188
Valuation Allowance                            -     (3,264)   (3,388)
Total Deferred Income Tax
 Provision (Benefit)                      $1,357    $(1,300)  $(1,200)

The Company's effective income tax rate differed from the federal statutory tax rate of 34% as follows:

                                            Years Ended December 31,
                                  1997           1996           1995
($ thousands)                     Amount    %    Amount    %    Amount    %
Tax at Statutory Federal Rate     $3,024    34.0 $ 1,556   34.0 $1,220     34.0
State Tax*                           616     6.9     167    3.6    276      7.7
Capital Loss Carryover Benefit         -       -     (95)  (2.1)  (200)    (5.6)
Effect of ESOP                       152     1.7     108    2.4     65      1.8
Dividends Received Deduction        (474)   (5.3)      -      -     -        -
Current Loss Carryover Benefit         -       -  (1,930) (42.2)(1,322)   (36.9)
Future Loss Carryover Benefit          -       -  (1,037) (22.7)(1,200)   (33.4)
Federal Minimum Tax                    -       -     150    3.3     -        -
Other                                 12     0.1     (44)  (0.9)   (29)    (0.8)
Total and Effective Rate          $3,330    37.4 $(1,125)  24.6$(1,190)   (33.2)
* Net of Federal tax benefit

The tax effects of significant components of temporary differences and net unrealized gains (losses) on securities Available-for-sale that give rise to deferred income tax assets and deferred income tax liabilities consisted of the following:


                                                      December 31,
($ thousands)                                      1997      1996
Deferred Income Tax Assets:
     Allowance for Credit Losses                  $1,349    $1,798
     Goodwill                                         99        19
     Employee Benefits                               181       149
     Unrealized Trading Loss, Net                     62        25
     Future Loss Carryover Benefit                     -     1,037
     Other, Net                                       63         -
Deferred Income Tax Asset                          1,754     3,028
Deferred Income Tax Liabilities:
     Depreciation                                     59        75
     Basis Difference on Securities                   59        68
     Deferred Loan Fees                              493       385
Deferred Income Tax Liability                        611       528
Net Deferred Income Tax Asset - Operations         1,143     2,500
Tax (Provision) Benefit on Unrealized (Gains) Losses
     on Securities  Available-for-Sale              (782)       74
Deferred Income Tax Asset, Net                   $   361    $2,574

At December 31, 1995, management reviewed its projections of future profitability and determined that $1.2 million of net deferred income tax asset was more likely than not realizable in the future.

During the fourth quarter of 1996, management reviewed the Bank's estimated profitability for the year ended December 31, 1996 and, on a projected basis, for the year ending December 31, 1997. Based on this review, management determined that it was more likely than not that the Bank's net deferred tax assets, including available future net operating loss benefits of approximately $1.1 million as of December 31, 1996 were realizable, and therefore, reversed the existing valuation allowance against net deferred tax assets. Realization of the Bank's net deferred tax assets is dependent, however, on various factors and is not assured.

During the years ended December 31, 1996 and 1995, the Bank was able to absorb approximately $278,000 and $494,000, respectively, of available capital loss carryforwards, the benefits of which approximated $95,000 and $200,000, respectively, which benefits had not been previously reflected in deferred income tax assets.

Deductions from taxable income in prior years have been claimed as loan loss provisions for qualifying (real estate) loans in accordance with the Internal Revenue Code. Retained earnings at December 31, 1997 includes a tax reserve for qualifying loans aggregating approximately $4.6 million. If the reserve is used for any purpose other than to absorb losses on loans, an income tax liability could be incurred. Management does not anticipate that this reserve will be made available for any purposes other than to absorb losses on loans. In accordance with generally accepted accounting principles, no deferred income taxes have been provided for this temporary difference.

In August 1996, Congress amended the Internal Revenue Code retroactively to January 1, 1996 relative to existing tax bad debt reserves of savings banks as well as to allowable methods of taking future tax bad debt deductions. The amendment requires savings banks with "excess tax bad debt reserves," as defined, to recapture such excess into taxable income ratably over the next six to eight years beginning in 1996. In addition, future tax bad debt deductions will be based solely on loan charge-offs.

Based on the Bank's tax return as filed for the year ended December 31, 1995, the Bank has an excess tax bad debt reserve approximating $1.9 million which is subject to recapture in accordance with the change in the tax law. A deferred income tax liability approximating $800,000 has been provided for this temporary difference and is reflected, net, in the deferred income tax asset related to the Allowance for credit losses.

10. Other Non-Interest Income & Other Non-Interest Expense

                                             Years Ended December 31,
($ thousands)                                1997      1996      1995
Other Non-Interest Income
Credit card fees                             $1,396    $   514   $      -
All Other, None Greater than 1% of Income       518        378        268
Total                                        $1,914    $   892   $    268

Other Non-Interest Expense
Advertising and Marketing                    $  779     $  687   $    700
Legal and Professional                          872        779        354
Regulatory Assessments                           55          9        438
Postage, Stationery and Supplies                782        746        626
Data Processing                                 977        921        702
Credit Card Processing Costs                  1,148        382          -
Insurance                                       217        228        237
Goodwill Amortization (Note 18)                 326         76          -
All Other, None Greater than 1% of Income     1,184        981        679
Total Other Non-Interest Expense             $6,340     $4,809     $3,736

Payments to a related party for advertising services for the years ended December 31, 1997, 1996 and 1995 approximated $456,000, $353,000 and
$316,000, respectively, significant portions of which were reimbursements for payments by the related party to media companies.



11. Commitments & Contingencies
Off-Balance-Sheet Risk
The accompanying Consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest-rate risk and liquidity risk. These commitments and contingent liabilities are described in
Note 15.

Litigation
The Company and the Bank are parties to certain litigation and claims arising from the normal course of business. After consultation with legal counsel, management is of the opinion that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial condition.



12. Shareholders' Equity
Stock Conversion
On February 23, 1994, the Board of Directors unanimously adopted and approved the Bank's plan of Conversion (Conversion) to convert from a Connecticut-chartered mutual to a Connecticut-chartered capital stock savings bank through amendmentof its mutual charter and the sale of common stock to the Bank's depositors and others. Effective with the formation of the Company (Note 1), such stock was converted accordingly.

As part of the Conversion, the Board of Directors adopted a tax-qualified employee stock ownership plan (ESOP) (Note 8). In addition, the Board has adopted stock option plans for the benefit of the employees and directors of the Bank, which became effective following approval by the Bank's shareholders at the Annual Meeting in April 1995. The options to be issued under the plans are granted on a post-Conversion basis and became exercisable as of the first annual anniversary date of the Conversion (Note 13).

At the time of Conversion, the Bank established a liquidation account in an amount equal to its Retained earnings as of that date, which approximated $19.7 million. The liquidation account will be maintained for a period of ten years from the date of the Conversion for the benefit of eligible account holders who continue to maintain their accounts in the Bank after Conversion. In the event of a complete liquidation, each eligible account holder would be entitled to receive a liquidation distribution equal to the current amount in their subaccount balance.

The Company and the Bank (Note 1) may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

Advisory Board Compensation
During the year ended December 31, 1997, the Bank compensated any new advisory board members with shares of the Company's common stock in lieu of cash in accordance with a new policy. During the year ended December 31, 1996, the Bank compensated all advisory board members with shares of its common stock in lieu of cash. The Bank reflected compensation expense in Other non-interest expense in the accompanying Consolidated statements of earnings for the years ended December 31, 1997 and 1996 in the amounts of approximately $1,000 and $5,000, respectively, which represented the fair value of the shares on the dates of issuance.

Dividends
During the years ended December 31, 1997 and 1996, the Company, and formerly the Bank (Note 1), declared and paid cash dividends on common stock aggregating $0.35 and $0.15 per share, respectively, which totaled approximately $856,000 and $366,000, respectively. In January 1998 the Company declared a cash dividend of $0.10 per share to shareholders of record on February 9, 1998 and payable on February 27, 1998.

Pursuant to Connecticut law, cash dividends may be paid by the Bank to the Company out of net profits, defined as the remainder of earnings from current operations plus actual recoveries of loans and investments and other assets, after deducting all current operating expenses, actual losses, accrued dividends on preferred stock and all federal and state taxes. Total dividends declared by the Bank in any calendar year shall not exceed the total of its profits for that year combined with its net profits for the preceding two years.

Preferred Stock
In May 1996, the Bank declared and paid a dividend distribution of one "Right" for each outstanding share of its common stock. Effective with the formation of NSS Bancorp, Inc. (Note 1), such Rights were converted accordingly. Each Right entitles the holder to purchase from the Company one one-hundredths of a share of preferred stock, at a price of $40.000 per one one-hundredths of a preferred share, subject to adjustment. The
Rights are not exercisable except as a result of particular events, including certain acquisitions of 10% or more of the Company's common stock and certain exchange offers. If not sooner exercised, the Rights will expire in May 2006.

Preferred shares purchasable upon exercise of the Rights will not be redeemable. Each preferred share will be entitled to a minimum preferential quarterly dividend payment of $1 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per common share. In the event of liquidation, the holders of the preferred shares will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per common share. All liquidation payments are subject to the prior rights of Bank account holders to the Bank's "Liquidation Account". Each preferred share will have 100 votes, voting together with the common shares.
In the event of any merger, consolidation or other transaction in which common shares are exchanged, each preferred share will be entitled to receive 100 times the amount received per common share.

In the event that the Company is acquired in a merger or other business combination, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of four times the exercise price of the Rights.

At any time prior to the close of business on the date that Rights holders become entitled to purchase preferred shares, the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right as adjusted.


13. Stock Options & Executive Incentive Plans
Stock Option Plan
During the year ended December 31, 1995, the Bank's Shareholders approved stock option plans (Plans) for the benefit of the Bank's employees and directors. Under the Plans, 169,872 and 72,802 shares of the Bank's common stock were reserved for the Employee and Director Plans, respectively. In April 1996, the Shareholders approved increasing the shares of common stock reserved by 150,000 shares. Effective with the formation of the Company (Note 1), such options to purchase common stock were converted accordingly.

At December 31, 1997, 359,314 shares of common stock remained reserved under the Company's plans. Included in this amount are 108,477 shares of common stock reserved for the Director Plans and 250,837 shares of common stock reserved for the Employee Plans.

The Company accounts for its stock options under APB 25 (Note 1).
Accordingly, at the time options are granted no accounting entry is made; however, when options are exercised, proceeds are credited to Common stock for the par value of the options purchased and the excess of the option price over the par value of shares issued is credited to Additional paid-in capital. The exercise price of options granted equaled the fair market value of the shares on the dates granted.

The following table summarizes the shares subject to options under the Plans for the years ended December 31, 1997 and 1996:

                                     Directors   Employees    Total
Outstanding at January 1, 1996       46,108      169,804      215,912
Granted in 1996                      12,000       30,000(c)    42,000
Exercised in 1996                    (2,831)      (3,834)      (6,665)
Canceled in 1996                          -       (5,666)      (5,666)
Outstanding at December 31, 1996     55,277      190,304      245,581
Granted in 1997                      12,000       36,000(c)    48,000
Exercised in 1997                    (3,000)     (15,201)     (18,201)
Outstanding at December 31, 1997     64,277(a)   211,103(b)   275,380(d)
Exercisable at December 31, 1997:
     Options                         64,277      146,770      211,047
     Average Exercise Price          $17.94      $15.80       $16.45

(a)  Exercisable at prices ranging from $15 to $26.88.
(b)  Exercisable at prices ranging from $15 to $36.00.
(c)  Exercisable based on three-year vesting schedules from the dates of grant.
(d)  Expire after 10 years from dates of grant.

Executive Incentive Plan
During the year ended December 31, 1995, the Bank's Shareholders approved an incentive plan for certain of the Bank's executives. The Plan has a 10-year term during which awards of common stock can be made based on specific performance goals over a three-year period. Under the plan, 100,000 shares of the Company's common stock have been reserved. Effective with the formation of the Company (Note 1), such reserved shares were converted accordingly. The first measurement period covers the period January 1, 1995 to December 31, 1997. The Bank reflected expense provisions of approximately $42,000 and $200,000 in Salaries and employee benefits in the accompanying Consolidated statements of earnings for the years ended December 31, 1997 and 1996, respectively, relative to this plan; no compensation expense was reflected for the year ended December 31, 1995.

In accordance with SFAS No. 123 (Note 1), the Company has elected to continue accounting for its stock options under APB 25. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards granted during the years ended December 31, 1997, 1996 and 1995, which is consistent with the method under SFAS No. 123, the Company's net income and per share data would have been reduced to the pro forma amounts as follows:

                                              Years Ended December 31,
($ thousands, except per share data)          1997      1996      1995
Net Income
As Reported                                   $5,565    $5,702    $4,778
Pro Forma                                     $5,189    $5,456    $4,650
Income Per Share
Basic:
     As Reported                               $2.31     $2.39     $2.04
     Pro Forma                                 $2.15     $2.29     $1.98
Assuming Dilution:
     As Reported                               $2.20     $2.34     $2.03
     Pro Forma                                 $2.05    $2.23     $1.97


14. Sigificant Group Concentration  of Credit Risk
The concentration of the Bank's loan portfolio by type of loan at December 31, 1997 and 1996 is set forth in Note 3. A substantial portion of these loans are collateralized by real estate located in markets in and around Norwalk, Connecticut. The Bank also has loan commitments, including unused lines of credit and amounts not yet advanced on construction loans, secured by real estate substantially located in these same markets. In addition, a substantial portion of the Bank's OREO at December 31, 1997 is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of its OREO are particularly susceptible to changes in real estate market conditions in and around Norwalk, Connecticut.

In the normal course of business the Bank may have deposits in correspondent accounts substantially in excess of depository insurance limits. To reduce the credit risk associated with such activities, the Bank periodically reviews the financial condition of such correspondent banks.



15. Financial Instruments
Financial Instruments with Off-Balance-Sheet Risk
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and basically includes commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of amounts recognized in the accompanying Consolidated statements of financial condition. The contract or notional amounts of these instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of non-performance by the counterparty for commitments to extend credit is represented by the contractual notional amount of those instruments.

Commitments to Extend Credit
Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These financial instruments are recorded in the financial statements when they are funded or when related fees are incurred or received. Loan commitments are subject to the same credit policies as loans and generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the counterparty. Collateral held is primarily residential and commercial real property. Interest rates are generally variable with the exception of the unadvanced portions of construction loans, which have fixed rates of interest and generally mature within one year.

The contractual notional amounts of the Bank's credit commitments consisted of the following:

                                            December 31,
($ thousands)                               1997      1996
Loan Commitments
Commitments to Extend Credit:
     One-to-Four Family Residences          $9,542    $4,054
     Commercial Loans                        3,123     2,581
Letters of Credit                              646       603
Unadvanced Portion of Construction Loans     1,209     1,823
Unused Lines of Credit:
     Home Equity                             8,659     7,771
     Consumer Loans                            963       833
     Consumer Credit Cards                   2,167     1,080
     Commercial Loans                        6,169     1,689

Fair Value of Financial Instruments
Estimating the fair values of financial instruments reflected in the Consolidated statements of financial condition includes the use of information that is highly subjective. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, and credit quality and interest rates, all of which are subject to change. As a result, fair values estimated could be significantly different from amounts actually realized or paid at settlement or maturity of the financial instruments. The following methods and assumptions were used to estimate the fair values of each class of financial instruments:

Cash and equivalent investments. For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities. Fair values are based on quoted market prices.

Loans held-for-sale and loans receivable. Fair value for certain homogeneous categories of loans is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. Fair value for other types of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued income receivable and Investment in FHLBB stock. The carrying amounts approximate fair value.

Deposit liabilities. Carrying amounts for checking, NOW accounts, regular and club savings, money market and mortgagors' escrow accounts are reasonable estimates of fair value, since they generally represent amounts payable on demand. Fair value of time deposits is estimated to be the present value of the deposits using rates currently offered for deposits of similar remaining maturities.

Advances from FHLBB. The fair values of advances and borrowings from the FHLBB are estimated using rates which approximate the rates currently being offered by the FHLBB for similar remaining maturities.

Securities sold under agreements to repurchase and Other borrowings. The fair value of these borrowings is estimated using rates which approximate rates currently being offered for similar borrowings and remaining maturities.

Off-balance-sheet financial instruments. The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers.

Using the preceding assumptions, the estimated fair values of financial instruments reflected on the Consolidated statements of financial condition consisted of the following:

                                       December 31,
                                       1997                   1996
                                  Carrying  Fair         Carrying   Fair
($ thousands)                     Amount    Value        Amount     Value
Financial Assets
Cash and Due from Banks          $  11,486  $  11,486    $  14,978  $  14,978
Federal Funds Sold and
 Interest-Bearing
 Deposits in Other Banks           10,555      10,555        3,873      3,873
Securities                        180,497     180,497      140,101    140,101
Loans Held-for-Sale                 5,311       5,311            -          -
Total Loans Receivable            432,269     443,083      418,818    411,200
Accrued Interest Receivable         3,859       3,859        4,034     4,034
Investment in FHLBB Stock           7,347       7,347        6,184     6,184
Financial Liabilities
Deposits                          444,211     445,900      423,292    424,740
Advances from FHLBB               110,937     110,940       82,208     81,958
Securities Sold Under
 Agreements to Repurchase          40,441      40,582       31,350     31,369
Other Borrowings                      293         293          485        485
Off-Balance-Sheet Financial Instruments
Commitments to Extend Credit            *          (a)           *         (a)
(a) Amounts were not significant.


16. Regulatory Matters & Capital Adequacy
The Company, on a consolidated basis, and the Bank are subject to risk-based capital standards regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively. These risked-based standards require a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be Tier 1 capital (primarily Shareholders' Equity).

The Federal Reserve Board has supplemented these standards with a minimum leverage ratio of 3.0% of Tier 1 capital to total assets. The Federal Reserve Board has indicated that all but the most highly ranked bank holding companies should maintain a leverage ratio of 4.0% to 5.0% of Tier 1 capital to total assets. The Federal Deposit Insurance Corporation has adopted a similar requirement.

The following table summarizes the capital ratios of the Company and the Bank at December 31, 1997:

                                   Leverage               Risk-Based
                                   Capital             Tier 1    Total
NSS Bancorp, Inc. and Subsidiary   8.18%               15.36%    16.61%
Norwalk Savings Society            7.55%               14.27%    15.52%



17. Branch Sale
In October 1996, the Bank sold two of its branch office operations, comprised of deposits aggregating approximately $48.0 million, loans aggregating approximately $210,000, and premises and equipment amounting to approximately $307,000. As a result of the sale, the accompanying Consolidated statements of earnings for the year ended December 31, 1996 includes a total gain, reflected in Non-interest income, of approximately $3.64 million, which includes a deposit premium gain of approximately $3.6 million and a gain of approximately $33,000 from the sale of assets.

18. Acquisition of Assets & Related Liabilities
FAIRFIELD FIRST BANK & TRUST COMPANY (FFB&T)
In July 1996, the Bank assumed essentially all liabilities, primarily $47.6 million in deposits, and acquired certain assets of FFB&T, in an FDIC-assisted transaction. Certain of the commercial real estate loans acquired from the FDIC were simultaneously sold to another bank at an amount in excess of the Bank's bid price to the FDIC.

The Bank has allocated the net purchase price to the assets acquired and the liabilities assumed based upon their fair values. The net acquired loans were reflected at a fair value of approximately $13.7 million, which was net of a valuation allowance of $1.0 million (Note 3), and the excess of the purchase price over the net assets acquired, which approximated $1.8 million and which management deems to represent a core deposit intangible, has been reflected as Goodwill. Goodwill net of accumulated amortization approximated $1.5 million and $1.8 million at December 31, 1997 and 1996, respectively, and is included in Other Assets in the accompanying Consolidated statements of financial condition. During the year ended December 31, 1997, the Bank and the FDIC completed a final settlement, which increased Goodwill approximately $95,000.

Goodwill amortization included in Other non-interest expense in the accompanying Consolidated statements of earnings for the years ended December 31, 1997 and 1996 approximated $325,600 and $76,000, respectively (Note 10).



19. Condensed Financial Information
NSS BANCORP, INC. (PARENT COMPANY ONLY)

The condensed Statement of financial condition of NSS Bancorp, Inc. (Note 1) is as follows:

($ thousands)                                             December 31, 1997
Assets
Cash in Bank Subsidiary                                           $  4,019
Investment in Bank Subsidiary, at Equity                            52,346
Other Assets                                                            66
Total Assets                                                       $56,431
Liabilities and Shareholders' Equity
Liabilities
Notes Payable - Bank                                              $    293
Shareholders' Equity
Preferred Stock                                                          -
Common Stock                                                            25
Additional Paid-In Capital                                          24,199
Retained Earnings                                                   32,177(a)
     Less: Unearned ESOP Shares                                       (263)
Total Shareholders' Equity                                          56,138
Total Liabilities and Shareholders' Equity                         $56,431
(a) includes net unrealized gain on securities available-for-sale of $1,129, net of tax effect

The condensed Statement of earnings of NSS Bancorp, Inc. is as follows:

                                                    For The Initial Fiscal
                                                          Period ended
(Dollar amounts in thousands,
 except per share data)                                 December 31, 1997
Income
Dividends from Subsidiary                                       $4,245
Expenses
Interest Expense                                                     6
Other                                                               90
Total Expense                                                       96
Income Before Income Taxes and Change in Equity of Subsidiary    4,149
Income Tax Benefit                                                 (59)
Income Before Change in Equity of Subsidiary                     4,208
Change in Equity of Subsidiary                                  (2,514)
Net Income                                                      $1,694
Per Share Data (Notes 1 and 13)
Weighted Average Common Shares Outstanding (thousands):
     Basic                                                       2,431
     Assuming Dilution                                           2,577
Net Income Per Common Share:
     Basic                                                       $0.70
     Assuming Dilution                                           $0.66

The condensed changes in the components of Shareholders' Equity of NSS Bancorp, Inc. for the initial period from October 1, 1997 to December 31, 1997 were as follows:

                                               Additional
                                     Common    Paid-In   Retained  Unearned
                                     Stock     Capital   Earnings  ESOP Shares
                                                         (a)
Balance - October 1, 1997            $   -     $    -    $     -   $    -
Formation (Note 1)                      25      24,107    30,749    (291)
Net Income                               -          -      1,694        -
Cash Dividends Declared on
 Common Stock (Note 12)                  -          -       (245)       -
Stock Options Exercised (4,067 shares)   -         60         -         -
Change in Unrealized Gains (Losses)
   of Investment
   Securities Held by Bank
   Subsidiary (Note 2)                   -          -        (21)       -
ESOP Shares Committed to be Released     -         31          -       28
Shares Distributed to Advisory
   Board (Note 12)                       -          1          -        -
Balance - December 31, 1997            $25    $24,199    $32,177    $(263)

(a) includes net unrealized gain on available-for-sale securites, net of tax effect.

The condensed Statement of cash flows of NSS Bancorp, Inc. for the initial period October 1, 1997 to December 31, 1997 is as follows
($ thousands):

Cash Flows from Operating Activities
Dividends Received from Subsidiary                              $4,245
Interest Paid                                                      (6)
Cash Paid to Suppliers                                            (39)
     Net Cash Provided by Operating Activities                   4,200
Cash Flows from Investing Activities
Cash Paid to Subsidiary Bank to Transfer Unearned ESOP shares    (291)
Cash Flows from Financing Activities
Cash Received from Subsidiary Bank to Transfer Notes Payable        -
Bank                                                              342
Payments on Notes Payable - Bank                                  (47)
Dividends Paid to Shareholders                                   (245)
Proceeds from Exercise of Stock Options                            60
     Net Cash Provided by Financing Activities                    110
Net Increase in Cash                                            4,019
Cash - Beginning                                                    -
Cash - End of Year                                             $4,019


A reconciliation of net income to cash provided by operating activities is as follows ($ thousands):

Net Income                                                      $1,694
Items Not Resulting in Cash Flow:
     Change in Equity of Undistributed Earnings of Subsidiary    2,514
     Increase in Income Tax Benefits Receivable                    (59)
     Decrease in Other Assets                                       51
Net Cash Flow Provided by Operating Activities                  $4,200


20. Recent Accounting Pronouncements
In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive
Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements, and requires that the accumulated balance of other comprehensive income be reported separately from retained earnings in the Consolidated statements of financial condition. The Company will be required to implement this statement in 1998. Management has not yet determined the effect, if any, which this statement may have on the future presentation of the Company's consolidated financial statements.



21. Quarterly Results of Operations (Unaudited)
The quarterly results of consolidated operations consisted of the following ($ thousands, except per share data):

                                         Quarters Ended
                                 12/31/97   9/30/97   6/30/97   3/31/97
Interest and Dividend Income      $11,876   $11,969   $11,179   $10,845
Interest Expense                    6,782     6,928     6,601     6,185
Net Interest and Dividend Income    5,094     5,041     4,578     4,660
Provision for Credit Losses             -         -         -          -
Non-Interest Income                 1,617     1,507     1,262       860
Non-Interest Expense                4,120     3,906     3,913     3,785
Income Taxes                          897       965       777       691
Net Income                       $  1,694  $  1,677   $ 1,150  $  1,044

Income Per Share - Basic            $0.70     $0.69     $0.48     $0.43
Income Per Share - Assuming
  Dilution                          $0.66     $0.66     $0.46     $0.42
Weighted Average Shares - Basic     2,431     2,418     2,407     2,400
Weighted Average Shares -
  Assuming Dilution                 2,577     2,551     2,508     2,490

                                         Quarters Ended
                                 12/31/96   9/30/96   6/30/96   3/31/96
Interest and Dividend Income      $10,920   $11,298    $9,962    $9,075
Interest Expense                    6,376     6,638     5,650     4,976
Net Interest and Dividend Income    4,544     4,660     4,312     4,099
Provision for Credit Losses         3,205       405       405       400
Non-Interest Income                 4,574       499     1,149       621
Non-Interest Expense                5,003     3,443     3,624     3,396
Income Taxes                       (1,147)        -        17         5
Net Income                       $  2,057  $  1,311    $1,415     $ 919

Income Per Share - Basic            $0.85     $0.55     $0.60     $0.39
Income Per Share - Assuming
 Dilution                           $0.83     $0.54     $0.58     $0.38
Weighted Average Shares - Basic     2,394     2,388     2,376     2,368
Weighted Average Shares -
 Assuming Dilution                  2,466     2,446     2,424     2,420


22. Significant Shareholder Communication
In November 1997, the Company received notice from a significant shareholder suggesting that the Company seriously explore a sale of the Company as a way of enhancing shareholder value. The Company issued a public response that it has continually articulated and implemented a strategy of enhancing shareholder value by remaining a community-based, independent financial institution and that its strategy will continue to serve shareholders well for the foreseeable future.

Directors and Officers
NSS Bancorp, Inc.
Board Of Directors
Donald St. John, Chairman
Brian A. Fitzgerald
Charles F. Howell
Herbert L. Jay
Robert T. Judson
Dr. Edward J. Kelley
John L. Segall
Alan R. Staack
Officers
Robert T. Judson
     President & CEO
Charles F. Howell
     Executive Vice President & COO
Jere T. Dorney
     Senior Vice President & Secretary
Marcus I. Braverman, CPA
     Senior Vice President, Treasurer & CFO
Mary D. Ladewig
     Assistant Corporate Secretary
NSS Bank
Board Of Directors
Donald St. John, Chairman
Brian A. Fitzgerald
Charles F. Howell
Herbert L. Jay
Robert T. Judson
Dr. Edward J. Kelley
John L. Segall
Alan R. Staack

Executive Officers
Robert T. Judson
     President & CEO
Charles F. Howell
     Executive Vice President & COO
Jere T. Dorney
     Senior Vice President & Secretary
Marcus I. Braverman, CPA
     Senior Vice President, Treasurer & CFO

Vice Presidents
Larry L. Bentley
     New Business Development
Barbara Budnick
     Commercial Loan Officer
Lawrence J. Bues
     Manager Commercial Loans
Judy M. DeVito
     Loan Servicing
John J. Duffy, Jr.
     Trust & Investment Management
Kevin G. Gilmartin
     Area Manager
Richard J. Homberger
     Loan Origination
Robert J. Iannotti
     Finance & Controller
Darryl W. Johnson
     Commercial Loan Officer
Robert A. Locke
     Private Banking
John A. Lynn
     Operations
Wendy A. Macedo
     Area Manager
E. Diana Napier
     Marketing
Richard J. Stumpf
     Consumer Lending
Stephen A. Thomas
     Loan Appraisal
John  J. Troy
     Area Manager

Assistant Vice Presidents
Nancy Austin
     Credit Card Manager
Norma J. Bell
     Westport Avenue Branch Manager
Joan Gilmartin
     Fairfield Branch Manager
Dianne Merkey
     Commercial Loan Officer
Willard M. Miley
     Caldor Branch Manager
James Oligino
     Trust & Investment Management
Lawrence A. Ruttenberg
     Branch Coordinator
D. Valerie Watson
     Main Office Branch Manager
Linda West
     Commercial Loan Officer
Assistant Treasurers
H. Joyce Deering
     Collections
Roula Stefanidis
     Finance
Michael C. Ventre
     Purchasing
Assistant Corporate Secretary
Mary D. Ladewig

Advisory Board
Attorney Thomas T. Adams
Attorney William D. Allen
William R. Amundsen
Robert W. Andre
Alfred Cioppa, Jr.
Nicholas DePalma
Frank DiCostanzo
William T. Gardella, Sr.
William L. Gault
Donald E. Gaynor
John M. Green
Harvey L. Jacobs
Attorney William D. Lane
Dr. Kevin F. McCaul
Bruce Minoff
Lea Mintz
Richard A. Moccia
Daniel F. O'Connor
Dr. Jeremiah A. O'Connor
John P. O'Connor
Dr. Rudolph A. Passero
Rita F. Siegel
Attorney John J. Ryan
Calvin W. Smith
Edith M. Smith
Lawrence A. Somma, Jr.

Shareholder Reference
CORPORATE HEADQUARTERS
NSS Bancorp, Inc.
48 Wall Street
Norwalk, CT 06850
(203) 838-4545
FAX (203) 899-2523

INVESTOR RELATIONS
Marcus I. Braverman, CPA
Senior Vice President
Treasurer & CFO
NSS Bancorp, Inc.
48 Wall Street, P.O. Box 28
Norwalk, CT 06852
1-800-315-3115

STOCK TRANSFER AGENT
ChaseMellon Shareholder Services, L.L.C.
450 West 33rd Street, 15th Floor
New York, NY 10001-2697
1-800-851-9677

CORPORATE COUNSEL
Tyler Cooper & Alcorn, L.L.P.
City Place, 35th Floor
Hartford, CT  06103-3488

INDEPENDENT PUBLIC ACCOUNTANTS
Friedberg, Smith & Co., P.C.
Certified Public Accountants
855 Main Street
Bridgeport, CT 06604-4915

To obtain a copy of the Company's Annual Report on Form 10K, please direct your inquiry to:

     NSS Bancorp, Inc.
     Shareholder Information
     48 Wall Street, P.O. Box 28
     Norwalk, CT 06852
     Attn: Marcus I. Braverman, CPA

NSS Bancorp, Inc. is traded over the counter and quoted on the NASDAQ
National Market System under the symbol "NSSY".

Office Locations
DARIEN
1089 Post Road
Darien, CT 06820
   Manager: John Troy, VP

FAIRFIELD
2000 Post Road
Fairfield, CT 06430
   Manager: Joan Gilmartin, AVP

GEORGETOWN
Route 7 & 57-107
Georgetown, CT 06829
   Manager: Geneffa Lucci

NORWALK
48 Wall Street
Norwalk, CT 06850
   Manager: Valerie Watson, AVP

NORWALK
578 Westport Avenue
Norwalk, CT 06851
   Manager: Norma J. Bell, AVP

NORWALK
Route 7
West Rocks Road
Norwalk, CT 06851
   Manager: Willard M. Miley, AVP

WESTPORT
1815 Post Road East
Westport, CT 06880
   Manager: Andrea Barron

WILTON
117 Old Ridgefield Road
Wilton, CT 06897
   Manager: Kevin Gilmartin, VP

SATELLITE OFFICE
South Norwalk Railroad Station
Free Standing ATM




                                  EXHIBIT 18.3

                                NSS BANCORP, INC.
                      CONSENT OF FRIEDBERG, SMITH & CO., P.C.



CONSENT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
  NSS Bancorp, Inc.


We consent to the incorporation by reference in the Registration Statement of NSS Bancorp, Inc. (the "Company") on Form S-8 (File No. ____________) of our report dated February 11, 1998, on our audits of the consolidated financial statements of the Company as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, which report is included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 and incorporated by reference in the Company's Annual Report on Form 10-K.





/s/ Friedberg, Smith & Co., P.C.
    Bridgeport, Connecticut
    March 27, 1998




                              EXHIBIT 21.1

                          SUBSIDIARIES OF REGISTRANT



Norwalk Savings Society (changed to "NSS Bank"), a Connecticut state chartered savings bank.