Form 10-K/A
period 1997-12-31
NSS BANCORP INC
filed 1998-04-30
CIK 1042806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             FORM 10-K/A

                     AMENDMENT NO. 1 TO FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 1997

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
           (Zip Code)                  (Registrant's telephone #)

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the market price of the registrant's common stock as of April 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is $67,590,337.*

As of April 27, 1998 there were 2,395,071 issued and outstanding voting shares of common stock of NSS Bancorp, Inc., par value $0.01 per share.

*Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates. Excludes all other shareholders beneficially owning more than 5% of the registrant's common stock.


PART III

ITEM 10.
Directors and Executive Officers of the Registrant

      Directors


The following table sets forth certain information, as of March 31, 1998, with respect to the Directors of NSS Bancorp, Inc. (the "Company").

                                        Director         Term
      Directors              Age        Since(1)         Expires     Class

 Charles F. Howell           48         1994             1998        One
 Herbert L. Jay              73         1988             1998        One
 Alan R. Staack              66         1994             1998        One
 Donald St. John             69         1973             1999        Two
 Robert T. Judson            60         1980             1999        Two
 Edward J. Kelley, D.D.S.    74         1984             1999        Two
 Brian A. Fitzgerald         49         1994             2000        Three
 John L. Segall              71         1985             2000        Three


(1)The years of service as a Director in this column include the years of service by such person as a member of the Board of Directors of NSS Bank (the "Bank"), the Company's wholly owned subsidiary. In connection with the reorganization of the Bank into a bank holding company structure, all members of the Bank's Board of Directors were appointed as the initial members of the Board of Directors of the Company and have served in that capacity since the Company's incorporation.

Presented below is certain additional information concerning the directors of the Company and the Bank. Unless otherwise stated, all have held the positions described for at least the past five years.

Donald St. John has served as Chairman of the Board of Directors of the Bank since 1985 and as a director since 1973. He is a self-employed real estate developer in Fairfield County conducting business through St. John Associates and Clifford St. John & Sons.

Robert T. Judson has been President and Chief Executive Officer of the Bank since 1981 and a director of the Bank since 1980. Between 1956 and 1981, Mr. Judson held various positions with the Bank.

Charles F. Howell has been Executive Vice President of the Bank since 1988. In 1991, he was also named as Chief Operating Officer. He has been a director of the Bank since January 1994. From 1985 to 1988, Mr. Howell was Senior Vice President of Retail Banking and Marketing of the Bank. From 1978 to 1988, Mr. Howell held various positions with the Bank.

Brian A. Fitzgerald has been the General Supervisor, First Taxing District Water Department, in Norwalk, Connecticut since 1986.

Herbert L. Jay is the President of H.L. Jay Associates, an advertising and marketing agency located in Norwalk, Connecticut, and Senior Vice President of Wayside of Milford (furniture retailing). He was the owner of Ethan Allen in Norwalk until 1984.

Edward J. Kelley, D.D.S. is a retired dentist. Prior to November 1989, he was a self-employed dentist with an office located in Norwalk, Connecticut.

John L. Segall is currently a private consultant. From March 1991 to January 1, 1994, he was Vice Chairman and a director of GTE Corporation. From 1989 to March 1991, he was Vice Chairman and a director of Contel Corp.
(telecommunications). From 1976 until September 1991, he was Senior Vice President of AT&T Corporation.

Alan R. Staack is and has been since 1991 the President of STK Corp. (home construction). Prior to that, he was Vice President of Charles Staack & Sons, Inc. (real estate development).

      Executive Officers

The following table sets forth information regarding the executive officers of the Company (other than Messrs. Judson and Howell, who are also Directors):

Jeremiah T. Dorney has been Senior Vice President of the Bank since April 1985, and was elected Corporate Secretary in June 1988. His responsibilities are that of Senior Operations Officer and Director of Human Resources. Mr. Dorney's career spans 35 years of diversified banking education and experience. Mr. Dorney is 56 years of age.

Marcus I. Braverman, C.P.A. has been Senior Vice President and Chief Financial Officer of the Bank since January 1994. He was appointed Treasurer in 1995. From 1988 through June 1993, he was Vice President in the Finance Division of People's Westchester Savings Bank and Senior Vice President in June 1993. Mr. Braverman is 41 years of age.

      Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company's Directors and Executive Officers, and persons who own more than 10% of the Common Stock of the Company, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 11.
Executive Compensation

The following table sets forth for the fiscal years ended December 31, 1995, 1996, and 1997 the cash and non-cash compensation paid or awarded by the Bank to certain of the Bank's most highly compensated principal officers whose total annual salary and bonus for 1997 exceeded $100,000 (the "Named Executives"). No separate compensation was paid by the Bank or the Company to the Named Executives for serving as officers of the Company.

[CAPTION]
Summary Compensation Table

                         Annual Compensation               Long-Term
                                                           Compensation
      (a)        (b)    (c)         (d)          (e)         (f)     (g)
Name and     Year    Salary($)  Incentive($)(1)  Options(#) LTIP   Princiapl
                                                 All Other  Position
                                               Awards($)(7) Compensation(2)
Robert T. Judson      1997    185,680     105,500   12,000  50,640   4,750
 President and Chief  1996    177,240      61,894   12,000(3)  -0-   4,750
 Executive Officer    1995    168,800      30,750   15,000(4)  -0-   3,997

Charles F. Howell     1997    126,500      71,875    8,000   34,500  3,969
 Executive Vice       1996    120,750      42,166    8,000(3)  -0-   3,258
 President, Chief     1995    115,000      23,063   10,000(5)  -0-   2,745
 Operating Officer

Jeremiah T. Dorney    1997     99,000      56,250    5,000    27,000 3,105
 Senior Vice          1996     94,500      33,000    5,000(3)  -0-   2,550
 President, Senior    1995     90,000      15,375    5,500(6)  -0-   2,069
 Operations Officer,
 Director of Human
 Resources, Corporate
 Secretary

Marcus I. Braverman   1997     99,000      56,250    5,000    27,000  3,105
 Senior Vice          1996     94,500      33,000    5,000(3)  -0-    2,550
 President, Chief     1995     90,000      10,250    5,500(6)  -0-    1,945
 Financial Officer,
 And Treasurer

__________________

(1)This represents amounts paid under the Bank's short term, annual incentive plan. Under this Plan, the Directors of the Bank determine, at the beginning of the year, earnings per share or other performance targets upon which such incentives are based.

(2)The amounts reported for All Other Compensation include the contribution match paid by the Bank under the Bank's 401(k) Plan.

(3)These options are exercisable in equal annual installments over a three-year period beginning on January 1, 1997.

(4)10,000 of these options are exercisable in equal annual installments over a three-year period beginning on January 1, 1996.

(5)7,000 of these options are exercisable in equal annual installments over a three-year period beginning on January 1, 1996.

(6)4,000 of these options are exercisable in equal annual installments over a three-year period beginning on January 1, 1996.

(7)Represents the dollar value of Executive Incentive Plan Awards received by the Executive in 1998 for performance measured for the years 1995, 1996, and 1997. All awards are paid in Common Stock of the Company valued at the stock's fair market value at the close of business on December 31, 1997.

Options/Grants in Last Fiscal Year

The following table provides detailed information concerning stock options granted to the Named Executives pursuant to the 1994 Employee Option Plan during the fiscal year ended December 31, 1997. In addition, in accordance with SEC rules, this table shows potential realizable gains that would exist for these options for the Named Executives. These potential gains are based on assumed annualized rates of stock price appreciation of 5% and 10% from the date the options were granted over the full ten-year option term, and do not represent the results of actual stock performance or serve as a projection of future performance.

OPTION GRANTS IN LAST FISCAL YEAR

Potential Realizable Gains at Assumed Annual Rates of Stock Price Appreciation For Option Term
[CAPTION]
                     INDIVIDUAL GRANTS

(a)         (b)        (c)        (d)         (e)        (f)         (g)

            Number of  Percent of
            Securities Total Options
            Underlying Granted to Exercise
            Options    Employees  or Base
            Granted(1) in Fiscal  Price       Expiration      5%($)(3) 10%($)(3)
Name                   Year       ($/Sh)(2)   Date

Robert T. Judson  12,000  33.33%    26.875      06/11/07      202,980   514.140

Charles F. Howell  8,000  22.22%    26,875      06/11/07      135,320   342,760

Jeremiah T. Dorney 5,000  13.89%    26.875      06/11/07       84,575   214,225

Marcus I. Braverman 5,000 13.89%    26.875      06/11/07       84,575   214,225

_______________________
(1)These options are exercisable in equal annual installments over a three-year period beginning on January 1, 1998.

(2)Prices based on Fair Market Values of the Bank's Common Stock as of close of business on June 11, 1997.

(3)The resulting stock price for the grant expiring on June 11, 2007 would be $43.79 at 5% and $69.72 at 10% compounded annually for ten years.

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Table

The following table provides detailed information concerning stock options exercised by the Named Executives during the fiscal year ended December 31, 1997. This table also provides information concerning the number and value of specified exercisable ("vested") and unexercisable ("unvested") stock options at December 31, 1997. Finally, this table reports the value of unexercised "in-he-money" stock options at December 31, 1997, which represents the positive spread between the exercise price of any such existing stock options and the Fair Market Value of the Company's Common Stock ("Company Common Stock") on December 31, 1997.
[CAPTION]
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

(a)                (b)           (c)        (d)              (e)

                                            Number of         Value of
                                            Shares            Unexercised
                                            Underlying        In-the-Money
                                            Unexercised       Options at
                                            Options at        December 31, 1997
                   Shares       Value       December 31, 1997 Exercisable/
                   Acquired on  Realized    Exercisable/      Unexercisable($)1
Name               Exercise(#)  ($)         Unexercisable(#)
Robert T. Judson    -0-           -0-        39,934/23,333     861,497/324,327

Charles F. Howell   -0-           -0-        28,535/15,666     617,168/218,405

Jeremiah T. Dorney  -0-           -0-        17,968/9,666      389,519/134,030

Marcus I. Braverman -0-           -0-        14,934/9,666      320,495/134,030

__________________

(1)Based upon the difference between the option exercise price and the Fair Market Value of the Company Common Stock on December 31, 1997.

Executive Compensation Pursuant to Plans

401(k) Plan. The Bank has a 401(k) defined contribution plan (the "Thrift Incentive Plan") which was established in 1988. Employees become eligible for participation on attainment of age 21 and completion of one year of service with the Bank. The Thrift Incentive Plan is subject to the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). An eligible employee becomes a participant in the Thrift Incentive Plan by authorizing the Bank to reduce the employee's base pay and to make a corresponding pre-tax contribution to the Thrift Incentive Plan on the participant's behalf ranging from 1% to 15% of base pay. The Bank may also elect on an annual basis to match a portion of the employees' elective contributions for a plan year in an amount which is determined by the Board of Directors. Matching contributions are not required and are made at the sole discretion of the Bank. The Bank may choose to make supplemental contributions for a plan year in an amount determined by the Board of Directors (no supplemental contribution was made in 1997). These supplemental contributions would not depend on whether an employee elected to defer any of their pay for the plan year. Participants in the Thrift
Incentive Plan are 100% vested in their elective contributions account and supplemental contributions account at all times. An employee becomes 100% vested in all Bank matching contributions after seven years of credited service. Contributions (account balances) may be invested at the participants' direction in any of several investment choices. Participants may elect periodically to change their investment strategy. All investments are administered by the Bank's Trust Department.

Employment and Change of Control Agreements. The Bank has entered into employment agreements (the "Employment Agreements") with Messrs. Judson, Howell, Dorney, and Braverman (the "Executives"). The Employment Agreements are intended to provide a reasonable level of employment security to the Executives and to motivate them to diligently and objectively discharge defined duties and responsibilities on the Bank's behalf.

The term of employment under each of the Employment Agreements, as amended, extends through March 1, 2001. The Employment Agreements provide Messrs. Judson, Howell, Dorney, and Braverman current annual base salaries of $185,680, $126,500, $99,000, and $99,000, respectively, and also provide such Executives with certain insurance, disability and other benefits available generally to the Bank's employees. The Board of Directors reviews the base salaries on an annual basis and may also grant annual incentive compensation to such employees in its discretion. The Bank may terminate the Executive for cause (as defined in the Employment Agreements) at any time. In such event, the Executive is entitled to receive compensation and benefits only up to the termination date. If the Bank terminates the Executive without cause (which it may do at any time), the Executive is entitled to a lump-sum severance payment, in an amount equal to the higher of: (i) the balance of the salary due the Executive for the remainder of the term of the Employment Agreement; or (ii) an amount equal to the number of the Executive's full years of service to the Bank at the time of the termination multiplied by a number derived by dividing his or her then annual base salary by twenty-six. In the event the Bank terminates the Executive without cause, the Executive is also entitled to receive continued benefits for the remainder of the employment period and certain other benefits. The Employment Agreements also provide a covenant not to compete with the business of the Bank for a period of one year after termination of employment and certain non-disclosure and non-interference covenants.

The Company and the Bank have also entered into Change of Control Agreements with each of the Executives. In the event a change of control of the Bank or Company takes place while the Executive is a full-time officer of the Company or the Bank, the Executive is generally entitled to receive a lump sum severance payment within ninety days of that event equal to three times the higher of the Executive's compensation for the most-recently completed full calendar year or the average of the Executive's latest three years of annual compensation. The severance payments are not limited to that amount which would allow them to be fully deductible to the Company under the provisions of Section 280G of the Internal Revenue Code, and the Executives are entitled to a further payment of 20% of the amount, if any, deemed to be subject to a 20% surtax pursuant to the provisions of Section 280G. A "change of control" is deemed to have occurred, with certain exceptions, if: (i) a person beneficially owns 25% or more of any class of voting securities of the Company or the Bank; (ii) a person controls in any manner the election of more than 20% of the directors of the Company or the Bank; (iii) the Company or the Bank consummates certain mergers or consolidations or a sale of substantially all of its assets where the successor entity's voting power is not owned at least 50% by the shareholders of the Company or the Bank; or (iv) the Board of Directors of the Company or the Bank determines that a person directly or indirectly exercises a controlling influence over the management or policies of the Bank.

Deferred Compensation Plans. The Bank has adopted separate Deferred Compensation Plans for Non-Employee Directors and for Management Employees. These plans allow all non-employee directors of the Company, and the Company's four most highly compensated executive officers, to defer all or portions of their cash compensation from the Bank. The purpose of the Plans is to allow the individuals to engage in personal tax planning strategies consistent with applicable provisions of the Internal Revenue Code. Amounts deferred will be general obligations of the Bank and they will accrue interest, at the election of the individual, either with reference to independent mutual funds or bond indexes, or at a variable interest rate equal to the highest certificate of deposit rate being offered by the Bank from time to time during the term of deferral.

      Employee Stock Option Plan.  The Employee Stock Option Plan (the
"Employee Option Plan") was approved by the Bank's shareholders at their 1994 Annual Meeting and certain obligations of the Bank under the Employee Option Plan were assumed by the Company in connection with the reorganization into a bank holding company structure. It is intended to promote the long-term success of the Bank and the Company by providing financial incentives to officers and employees who have made and who are in a position to continue to make significant contributions towards such success. The Employee Option
Plan is designed to be available to attract individuals of outstanding ability to employment with the Bank and the Company and to encourage key employees to acquire a proprietary interest in the Company, to continue employment with the Company and the Bank, and to render superior performance during their employment. By acquiring or increasing his or her proprietary interest in the Company, the key employee may share in the future success of its business. Accordingly, the Employee Option Plan is intended as a further means, not only of attracting and retaining personnel who are in a position to make important and direct contributions to the organization's success, but also of promoting a closer identity of interests between employees and its shareholders.

      The Employee Option Plan is administered by the Compensation and Benefits Committee of the Bank's Board of Directors. The total number of shares of Company Common Stock subject to the Employee Option Plan is 269,872 shares. As of March 31, 1998, 39,734 of which remain available for future grants, or 1.66% of the total issued and outstanding voting shares of Company Common Stock. The Employee Option Plan may not be amended to increase the number of shares for which options may be granted (provided that adjustments due to certain changes in the Company's capitalization may be made), change the criteria for determining employees eligible to participate in the Plan, lower the minimum exercise price, extend the term of the Plan, or otherwise materially increase the benefits to the employees under the Plan, without shareholder approval.

      The option exercise price under the Employee Option Plan is not less than the Fair Market Value of the Company Common Stock on the date of grant; however, with respect to the Initial Employee Options, the option exercise price is equal to $15.00 per share, the Fair Market Value of the Bank's Common Stock on the date of shareholder approval of the Plan (April 26, 1995). The
Employee Option Plan has a ten-year term and the maximum option term is ten years from the date of grant. No person can receive any "incentive option"
(as described below) if, at the time of grant, such person owns, directly or indirectly, more than 10% of the total combined voting power of the Company unless the option price is at least the greater of par value or 110% of the Fair Market Value of the Common Stock at the time such option is granted and the exercise period of such incentive option is limited to five years from the date of grant. Unless previously terminated by the Board, the Employee
Option Plan terminates, as to any shares as to which options have not theretofore been granted, on the tenth anniversary of its adoption by the Board. Upon the occurrence of various events, including a change in control of the Company, the Employee Option Plan and all options outstanding shall terminate and each holder of an option shall have the right immediately prior to the occurrence of such termination to exercise his or her options, regardless of whether such options are otherwise exercisable at the time such termination occurs and without regard to any installment limitation on exercise, unless provision is made in writing in connection with such transaction for the continuation of the Employee Option Plan.

      Payment for shares purchased upon exercise of options granted under the Employee Option Plan may be made either in cash or in such other form as the Compensation and Benefit Committee may approve, including Company Common Stock valued at Fair Market Value on the date of exercise of the option, or a combination of cash and/or other forms of property. The Committee will determine at the time of grant the vesting schedule of options granted.

      The Employee Option Plan provides for the grant of options that are intended to qualify as "incentive options" under Section 422(b) of the Internal Revenue Code, as well as non-statutory stock options and stock appreciation rights. There is a limit of $100,000 on the value of Company Common Stock (determined at the time of grant) covered by incentive options that first become exercisable by an optionee in any calendar year. As to incentive options, the Company will not be entitled to any deduction for tax purposes upon grant or exercise of an incentive option if the optionee holds the shares for at least two years after the date of grant and for one year after the date of exercise. For an option to qualify as an incentive option, the optionee generally must be an employee of the Company or a subsidiary from the date the option is granted through a date within three months before the date of exercise. In the case of an optionee who dies or is disabled, the lapse of options upon termination of employment is extended to one year.

      If all of the requirements for incentive stock options are met, except for the special holding period rules set forth above, the Company will be allowed a deduction when the optionee disposes of the Company Common Stock, generally in an amount equal to the excess of the Fair Market Value of the Company Common Stock at the time the option was exercised over the option exercise price (but not in excess of the gain realized on the sale). When the optionee exercises a non-statutory option, the Bank will be entitled to a tax deduction in an amount equal to the difference between the exercise price and Fair Market Value of the Company Common Stock on the date of exercise (or, if the optionee is subject to certain restrictions imposed by the securities laws, upon the lapse of those restrictions, unless the optionee makes a special tax election within thirty days after exercise to have income determined without regard to restrictions).

      Factors considered in granting stock options to employees include the Company's financial performance and condition, the position and current compensation levels for officers, the number of years in that position and years in service, and general industry practice.

      Executive Incentive Plan. At the 1995 Annual Meeting, shareholders of the Bank approved the 1995 Executive Incentive Plan (the "Incentive Plan") and, in connection with the reorganization into a bank holding company structure, the Company assumed certain obligations of the Bank under the Incentive Plan. The Incentive Plan is a long-term incentive plan maintained for the benefit of certain executives and is intended to allow the Company to provide incentives to management to achieve specified performance goals by compensating them for such achievement with awards made only in the form of "Performance Stock" (Company Common Stock). The Incentive Plan is designed to more closely ally the Company's management with its shareholders by promoting stock ownership in management. The Incentive Plan extends for a ten-year term. Each year during the term of the Plan, the Compensation and Benefit Committee may set long-term institutional goals or individual goals for selected officers which goals are measured over a period of more than two years. The Plan allows for a maximum of 100,000 shares of Common Stock to be issued and awarded over the term of the Plan.

      In 1997, the Committee, with approval from the non-employee Board members, provided for awards to be made under the Incentive Plan to Mssrs. Judson, Howell, Dorney, and Braverman (the "1997 LTIP Awards") pursuant to the Incentive Plan program. The 1997 LTIP Awards may be paid to an officer only if, during a three-year period ending December 31, 1999 the Bank achieves an average return on equity of more than 10%. Each officer will receive 15% of his base salary if the Bank's average return on equity is 10%; 20% of his base salary if the Bank's average return on equity is 12%; and a maximum award equaling 50% of his base salary if the Bank has an average return on equity of 15% or greater.

      Awards, based on an average return on equity of 12% for the three-year period ending December 31, 1999, would equal 20% of each officer's base salary. The amount of the awards would be $37,136, $25,300, $19,800, and $19,800 paid to Messrs. Judson, Howell, Dorney, and Braverman, respectively, based upon the aforementioned average return on equity.

      No award will be paid if the Bank's average return on equity is less than 10% and no officer will receive more than 50% of their base salary as an award.

      All awards under the "1997 LTIP" program will be paid in "performance stock" in 2000. The number of shares of performance stock awarded will be based on the fair market value of the Company common stock as of December 31, 1999.

      In the event that the officer's employment is terminated by reason of death, disability, retirement, or without cause during a performance period, the executive officer will receive a pro-rated award based upon the length of time elapsed and the achievement of performance goals to that point. If terminated for other reasons, the executive shall forfeit his or her award(s) and not be entitled to a future award. In the event of a Change of Control (defined similarly to the definitions under the Change of Control Agreements described above), the officer will receive a pro-rated award based upon the length of time elapsed and assumed attainment of the maximum performance goals at the end of the performance period.
[CAPTION]

      LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR


                                            Estimated future payouts under
                                               nonstock price based plans

               Number of
               Shares Units    Performance or
               Or Other        other period until   Threshold   Target   Maximum
Name           Rights          Payout                ($)(2)     ($)(3)   ($)(4)
 (a)            (b)1             (c)                   (d)        (e)      (f)

Robert T. Judson    __          Three-year period    27,852    37,136    92,840
                                ending December 31,
                                1999

Charles F. Howell   __          Three-year period    18,975    25,300    63,250
                                ending December 31,
                                1999

Jeremiah T. Dorney, __          Three-year period    14,850    19,800    49,500
                                ending December 31,
                                1999

Marcus I. Braverman __          Three-year period    14,850  19,800      49,500
                                ending December 31,
                                1999

________________________________________________________________
(1) The listed officer will receive a number of shares of Performance Stock in 2000 equal to the Fair Market Value per share of the Company Common Stock on December 31, 1999, divided into the cash value of the award.

(2) This column sets forth the minimum or "threshold" amount which may be paid to each officer under the 1997 LTIP. The amounts listed in column (d) will be paid only if, during a three-year period ending December 31, 1999, the Company achieves an average return on equity of at least 10%. At the 10% average return on equity level each listed officer will receive 15% of his December 31, 1997 base salary in the amounts listed in column (d). All awards are paid in Performance Stock, not cash.

(3) This column sets forth the "target" amount which may be paid to each listed officer under the 1997 LTIP. The amounts listed in column (e) will be paid if, during the three-year period ending December 31, 1999, the Company achieves an average return on equity of 12%. At the 12% average return on equity level, each listed officer will receive 20% of his December 31, 1997 base salary in the amounts listed in column (e). All awards are paid in Performance Stock, not cash.

(4) This column sets forth the maximum amount which may be paid to a participating officer under the 1997 LTIP. The amounts listed in column (f) will be paid only if, during a three-year period ending December 31, 1999, the Company achieves an average return on equity of 15% or greater. At or above the 15% average return on equity level, each listed officer will receive 50% of his December 31, 1997 Base Salary in the amounts listed in column
(f).  All awards are paid in Performance Stock, not cash.

      Employee Stock Ownership Plan. The Bank maintains a leveraged Employee Stock Ownership Plan (the "ESOP"). The ESOP is subject to the eligibility, funding, participation, fiduciary, reporting and disclosure requirements of ERISA. All Bank employees including all executive officers are eligible to participate in the ESOP once they have attained age 21 and completed one year of service (which requires employment for 1,000 or more hours in a period of twelve consecutive months.) The Bank may make contributions to the ESOP in cash or in Company Common Stock. The contributions are allocated to the accounts of the ESOP participants in the same proportion that their compensation for the year bears to the compensation of all ESOP participants for that year. The percentage of a participant's account that is non-forfeitable upon termination of employment before normal retirement age 65 (the "vesting percentage") increases at the rate of 20% per year in years three through seven of the participant's employment with the Bank. All ESOP participants with more than seven years of service are 100% vested in their ESOP accounts.

      Insurance Plans. The Bank provides its full-time officers and employees with medical, major medical, life, dental, accidental death and dismemberment, long-term disability and travel accident insurance coverage under group plans which are available generally and on the same basis to all full-time employees.

Compensation of Directors
      The Bank's Directors who are not otherwise employed by the Company or the Bank receive $650 per Board meeting attended except the Chairman of the Board who receives $800 per meeting attended. Non-employee directors also receive $200 per committee meeting attended except the Chairmen of the committees who receive $500 per meeting attended. Non-employee directors also receive an annual retainer of $12,000 and the Chairman of the Board receives and annual retainer of $25,000. At the present time, all Bank Directors are also Directors of the Company. They are not separately compensated for their service as Directors of the Company.

      The Board of Directors has established a Director annual incentive plan based on the same goals and paid at the same percentage as the short term, annual cash incentive plan for executive officers. Under the Directors' annual incentive plan, the Directors of the Bank determine at the beginning of the year earnings per share or other performance targets upon which cash incentives to the executive officers are to be paid; the same targets are then carried over as the Directors' plan. The incentive is based upon the annual retainer and fees they are paid for Board of Director meetings attended. For 1997, the incentive award was based on only the annual retainer resulting in each non-employee director receiving $4,800 and the Chairman of the Board receiving $10,000.

      Director Stock Option Plan. All of the current Directors are experienced business persons or professionals whose experience and abilities have been and will continue to be of substantial benefit to the Company and the Bank. It is believed to be in the best interests of the Company that qualified and motivated directors continue to provide service and expertise and that they be encouraged to purchase capital stock of the Company. The purpose of the 1994 Director Stock Option Plan (the "Director Plan") is to promote the long-term success of the Company by providing financial incentives to the directors who are in a position to continue to make significant contributions toward such success and to ally more closely their financial interests with that of the Company and its shareholders.

      The aggregate number of shares subject to options under the Director Plan is 122,802 shares. The Director Plan may not be amended to increase the number of shares for which options may be granted (provided that adjustments due to certain changes in the Company's capitalization may be made), change the criteria for determining directors eligible to participate in the Plan, lower the minimum exercise price, extend the term of the Plan, or otherwise materially increase the benefits to the directors under the Plan, without shareholder approval.

      All options are exercisable (the "Option Price") at the Fair Market Value of the Company's Common Stock on the date of grant except for the Conversion Options, which are exercisable at $15.00 per share, the Fair Market Value of the Common Stock on the date of shareholder approval of the Director Plan (April 26, 1995). The Director Plan provides for annual option grants of 2,000 options to all non-employee directors then serving on the Bank's Board of Directors at each Annual Meeting of shareholders. The Plan also provides for an initial grant of 4,853 options to any new directors, additional options of 3,640 to any director who completes five years of service on the Board, and additional options of 2,427 to any person who serves as Chairman of the Board for at least three years; these options vest ratably over a three-ear period and are designed to treat all existing and any future directors similarly with respect to the Director Plan.

      The term of the Plan is for ten years and each option shall be exercisable for ten years from the date of grant. Exercisability will be accelerated in the event of certain reorganizations in which the Company is not the surviving entity or certain sales by the Company of assets or stock. The Board of Directors administers the Director Plan and all directors, except those directors who are full-time employees of the Company or the Bank, shall be eligible to receive options.

      The tax consequences to a director and to the Bank are as described above for the Employee Option Plan with respect to a "non-statutory option". A total of 32,841 stock options previously granted had been exercised as of March 27, 1998.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management
Directors and Officers
[CAPTION]

The following table shows the beneficial ownership of shares of the Common Stock by individual directors and nominees, those executive officers named in the Summary Compensation Table on page 4, and by all directors and executive officers as a group as of the most recent practicable date (March 27, 1998).

      Name of                Amount and Nature of          Percent
      Beneficial Owner       Beneficial Ownership(1)      of Class(2)
      Directors
      Charles F. Howell                 59,723      (3)        2.5%
      Herbert L. Jay                    23,494      (4)        1.0%
      Alan R. Staack                    21,853      (5)
      Donald St. John                   24,920      (6)        1.0%
      Robert T. Judson                  86,499      (7)        3.6%
      Edward J. Kelley, D.D.S.          15,494      (8)
      Brian A. Fitzgerald               6,853       (9)
      John L. Segall                    24,494                 1.0%

      Named Officers
      Marcus I. Braverman               25,365(10)             1.1%
      Jeremiah T. Dorney                26,276(11)             1.1%
      Directors, Nominees and
            Executive Officers of NSS as
            a group (10 individuals)    314,971(12)            13.2%

(1) Beneficial ownership is direct except as otherwise indicated by footnote. All persons shown in the table have sole voting and investment power except as otherwise indicated.

(2) Based upon 2,395,071 issued and outstanding voting shares as of March 27, 1998. No individual director or nominee, other than as noted in the table, beneficially owns more than 1% of the total number of issued and outstanding voting shares.

(3) Includes 36,201 option shares, 3,558 shares allocated to Mr. Howell's ESOP account, and 2,000 shares owned by his wife's IRA.

(4) Includes 12,494 option shares. Mr. Jay's shares are owned jointly by him and his wife.

(5) Includes 6,000 shares owned jointly by Mr. Staack and his wife and 7,000 shares owned by Mr. Staack's IRA.

(6)   Includes 14,920 option shares.

(7) Includes 51,267 option shares, 30,000 shares owned by Mr. Judson's IRA, 100 shares owned jointly by him and his wife, and 3,792 shares allocated to his ESOP account.

(8)   Dr. Kelley's shares are owned jointly by him and his wife.

(9) Mr. Fitzgerald's shares are owned jointly by him and his wife. Includes 5853 option shares.

(10) Includes 19,600 option shares and 2,150 shares allocated to his ESOP account.

(11) Includes 22,634 option shares and 2926 shares allocated to Mr. Dorney's ESOP account.

(12) Includes 175,463 option shares and 12,427 shares allocated to ESOP accounts.

Certain Beneficial Owners of Company Common Stock
[CAPTION]
      The following table sets forth certain information relating to share ownership by holders of five percent (5%) of more of the Company's Common Stock.

      Name and Address          Amount and Nature of    Percent of
      of Beneficial Owner       Beneficial Ownership     Class1
      Westport Asset Management
      253 Riverside Avenue              243,600            10.2%
      Westport, CT 06880-4816


      Basswood Partners, L.P.2
      Matthew Lindenbaum
      Bennett Lindebaum                 241,511            10.1%
      52 Forest Avenue
      Paramus, NJ 07652


      Cramer Rosenthal McGlynn, LLC3
      Cramer Rosenthal McGlynn, Inc.    196,000             8.2%
      707 Westchester Avenue
      White Plains NY 10604

______________________________

      1     Based on  2,395,071 issued and outstanding voting shares of  Company
Common Stock  on April 27, 1998.
      2     This number is based on a Schedule 13-D filed on April 9, 1998 by
Basswood Partners, L.P. and Bennett Lindenbaum in which Basswood Partners and Mr. Lindenbaum claim aggregate beneficial ownership of 241,511 shares.
      3     Information regarding these entities is derived from Schedule 13-D filed by Cramer Rosenthal McGlynn, LLC ("CRM, LLC") and Cramer Rosenthal McGlynn, Inc. ("CRM, Inc.") on March 20, 1998. That report indicates that
CRM, LLC and CRM, Inc. constitute a "group" within the meaning of Section
13(d) of the Securities Exchange Act. CRM, LLC beneficially owns 33,000 shares and CRM, Inc. beneficially owns 163,000 shares.

ITEM 13.

Related Parties and Transactions

      As of December 31, 1997, loans and approved credit lines to directors, executive officers and their associates and affiliated businesses totaled approximately $377,845 or 0.67% of the Bank's equity capital accounts. All loans made by the Bank to such persons were made in the ordinary course of business on substantially the same terms, including interest rate, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

      H. L. Jay Associates of which Herbert L. Jay, a director of the Bank, is the President, arranges advertising for the Bank through various media companies, including newspaper, radio companies, and television cable companies. They also have assisted in the preparation of public relations and press disclosure materials for the Bank, and consult on a regular basis regarding the Bank's overall marketing activities. During 1997, the Bank paid H. L. Jay Associates $456,000. A significant portion of the amounts paid to H. L. Jay Associates includes the full amount invoiced to H. L. Jay
Associates by the radio companies and television companies utilized in the Bank's advertising programs. The Bank believes that the amount charged by H. L. Jay Associates is comparable to that which would be charged by unrelated third-parties.

      The Bank leases approximately 3,000 square feet of office space from Clifford F. St. John & Sons, a general partnership in which Mr. St. John is a partner. The Bank paid rental charges of approximately $49,000 for 1997 (excluding taxes and insurance). The term of the lease is for five years. The lease has one option to renew, for an additional five-year term. The Board of Directors believes that the rent called for under the lease is a market rent comparable to that of similar office space in the Norwalk area.

                              SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this amendment to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NSS BANCORP, INC.

                                        By:   /s/ Robert T. Judson
                                              Robert T. Judson
                                              President and Chief Executive
                                              Date:  April 30, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Chief Executive Officer:

      /s/ Robert T. Judson                    Date:  April 30, 1998
      Robert T. Judson
      Director, President and Chief Executive Officer
      (Principal executive officer)

      Chief Financial Officer:


      /s/ Marcus I. Braverman, CPA            Date:  April 30, 1998
      Marcus I. Braverman, CPA
      Senior Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)

(1) Includes years of service as an executive officer of the Bank