Form 10-Q
period 1998-03-31
NSS BANCORP INC
filed 1998-05-15
CIK 1042806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q




(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998


                                  OR


[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to ___________________



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


            Class:  Common Stock, par value $.01 per share
           Outstanding at March 31, 1998:  2,373,429 shares




                          TABLE OF CONTENTS

                                                                         Page

PART I - CONSOLIDATED FINANCIAL INFORMATION


    A.  Consolidated Statements of Financial Condition                     1

    B.  Consolidated Statements of Operations                              2

    C.  Consolidated Statements of Shareholders' Equity                    3

    D.  Consolidated Statements of Cash Flows                             4-5

    E.  Notes to Consolidated Financial Statements                        6-7

    F.  Management's Discussion and Analysis                             8-22

    G.  Quantitative and Qualitative Disclosures about Market Risk         22

    H.  Selected Consolidated Financial Highlights                      23-24



PART II - OTHER INFORMATION                                                25

PART III - SIGNATURES                                                      26


                          NSS BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             March 31,   December 31,
                                               1998          1997
ASSETS                                            (in thousands)
Cash and Due from Banks                        $ 18,622    $ 11,486
Interest Bearing Deposits in Other Banks         13,778       5,555
Federal Funds Sold                                3,000       5,000
Securities:
 Trading, at Fair Value                           2,018       1,830
 Available-for-Sale, at Fair Value              185,499     178,667
Loans Receivable, Net of allowance for credit losses
  of $5,577 as of March 31, 1998 and $5,832 as of
  December 31, 1997, respectively               418,273     425,812
Loans Held-for-Sale, at Lower of Cost or Market   3,363       5,311
Accrued Interest Receivable                       4,185       3,859
Investment in Federal Home Loan Bank Stock,
 At Cost                                          7,347       7,347
Other Real Estate Owned, Net                        192         574
Bank Premises and Equipment, Net                  3,781       3,738
Deferred Income Tax Asset, Net                      217         361
Goodwill                                          1,442       1,524
Other Assets                                      6,954       3,158
  Total Assets                                 $668,671    $654,222

LIABILITIES
Deposits
 Non-interest Bearing                          $ 28,054    $ 27,471
 Savings, Money Market and NOW Accounts         191,469     174,873
 Time Accounts                                  236,376     241,867
  Total Deposits                                455,899     444,211
Borrowed Funds                                  156,299     151,671
Accrued Expenses and Other Liabilities            2,205       2,202
  Total Liabilities                             614,403     598,084

SHAREHOLDERS' EQUITY
Preferred Stock ($.01 par value, 500,000 shares
  authorized, none outstanding)                       -           -
Common Stock ($.01 par value, 7,000,000 shares
  authorized, issued 2,485,571 as of March 31 and
  2,460,370 as of December 31; outstanding 2,373,429
  as of March 31 and 2,434,096 as of December 31)    25          25
Additional Paid-In Capital                       24,872      24,199
Retained Earnings                                32,240      31,048
Net Unrealized Gain on Securities
Available-for-Sale                                1,139       1,129
  Total                                          58,276      56,401
  Less:  Unearned ESOP Shares                       216         263
         Treasury Stock (90,500 shares as of March 31)
           at Cost                                3,792           -
  Total Shareholders' Equity                     54,268      56,138

  Total Liabilities and Shareholders' Equity   $668,671    $654,222


See accompanying notes to consolidated financial statements.


                          NSS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands, except per share data)

                                                Three Months Ended
                                                     March 31,
                                                   1998      1997
INTEREST AND DIVIDEND INCOME
Loans, Including Fees                             $ 8,407   $ 7,963
Investment Securities and Other
 Taxable Interest                                   2,638     2,574
 Dividends                                            635       308
  Total                                            11,680    10,845

INTEREST EXPENSE
Deposits                                            4,310     4,215
Borrowed Funds                                      2,265     1,970
 Total                                              6,575     6,185

NET INTEREST INCOME                                 5,105     4,660
Provision for Credit Losses                             -         -
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                 5,105     4,660

NON-INTEREST INCOME
Customer Service Fees                                 207       201
Loan Servicing Fees                                   103       116
Trust Department Fees                                 149       141
Net Gain on Sale of Loans and Securities              330        25
Credit Card Fees                                      337       294
Other                                                 209        83
 Total Non-Interest Income                          1,335       860

NON-INTEREST EXPENSE
Compensation and Benefits                           2,018     1,872
Occupancy, Equipment and Data Processing              641       672
Regulatory Assessments                                 13        15
OREO Holding Costs and Expenses                        30        84
Sale of OREO (Gains) Losses, Net                     (30)     (180)
Credit Card Expense                                   297       247
Goodwill Amortization                                  82        81
Other                                               1,131       994
 Total Non-Interest Expense                         4,182     3,785

EARNINGS BEFORE INCOME TAXES                        2,258     1,735
Provision for Income Taxes                            820       691
NET EARNINGS                                       $1,438    $1,044

EARNINGS PER SHARE - BASIC                          $0.59     $0.43
EARNINGS PER SHARE - ASSUMING DILUTION              $0.56     $0.42

Weighted average shares outstanding (excluding unearned ESOP)
          (in thousands)
 Basic                                              2,420     2,400
 Assuming Dilution                                  2,573     2,490

See accompanying notes to consolidated financial statements.

                             NSS BANCORP, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                      Total
                        Additional             Gains  Unearned     Shareholders'
                Common   Paid-In    Retained  (Losses)On  ESO   Treasury
        Shares  Stock     Capital    Earnings Securities Shares Stock  Equity
                                    ($ in thousands)
Balance -
 December 31,
 1994          2,329,670  $24  $22,838  $16,225  $(603)  ($971)  $ -   $37,513
Net Earnings           -    -        -    4,778      -       -     -     4,778
ESOP Shares
 Committed for
 Release          26,556    -      168        -      -     266     -       434
Stock Options
 Exercised         8,494    -      127        -      -       -     -       127
Adjustment of
 Unrealized
 Gains, Net            -    -        -        -    743       -     -       743

Balance -
 December 31,
 1995          2,364,720   24   23,133   21,003   140     (705)    -    43,595


Net Earnings                              5,702                          5,702
Adjustment of Unrealized Gains
  (Losses), Net                                  (246)                    (246)
Stock Options
 Exercised         6,665           103                                     103
Shares Distributed
 to Advisory
  Board              230             5                                       5
Cash Dividends Paid
 on Common
  Stock                                    (366)                          (366)
ESOP Shares
 Committed to be
  Released       25,697   -       304         -     -     256     -        560

Balance -
 December 31,
 1996         2,397,312  24   23,545     26,339  (106)  (449)     -     49,353

Net Earnings          -   -        -      5,565     -      -      -      5,565
Adjustment of
 Unrealized Gains
  (Losses), Net       -   -        -          - 1,235      -      -      1,235
Stock Options
 Exercised       18,201   1      272          -     -      -      -        273
Shares Distributed
 to Advisory
  Board              40   -        1          -     -      -      -          1
Cash Dividends
 Paid on Common
  Stock               -   -        -       (856)    -      -      -       (856)
ESOP Shares
 Committed to be
  Released       18,543   -      381          -     -    186      -        567

Balance -
 December 31,
 1997         2,434,096  25   24,199    31,048  1,129   (263)     -     56,138

Net Earnings          -   -        -     1,438      -      -      -      1,438
Adjustment of
 Unrealized Gains
  (Losses), Net       -   -        -         -     10      -      -         10
Stock Options
 Exercised       21,516   -      386         -      -      -      -        386
Cash Dividends
 Paid on Common
  Stock               -   -        -      (246)     -      -      -       (246)
Long-Term
 Incentive
 Compensation
  Plan Shares     3,685   -      142        -       -      -      -        142
ESOP Shares
 Committed to be
  Released        4,632   -      145        -       -     47      -        192
Treasury Stock  (90,500)  -        -        -       -      - (3,792)    (3,792)
Balance -
 March 31,
 1998         2,373,429 $25  $24,872  $32,240  $1,139 ($216)($3,792)  $54,268

See accompanying notes to consolidated financial statements.


                          NSS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            Increase (Decrease) In Cash & Cash Equivalents

                                                     Three Months Ended
                                                         March 31,
                                                      1998       1997
                                                      ($ in thousands)
Cash Flows from Operating Activities
 Net Earnings                                       $ 1,438     $ 1,044
 Adjustments to Reconcile Net Earnings to Net Cash
   Provided (Used) by Operating Activities
  Provision for Credit Losses                             -         -
  Provision for Estimated OREO Losses                     -         -
  Deferred Income Tax                                   158       234
  Provision for ESOP Benefit Cost                         7        45
  Depreciation and Amortization                         150       149
  Goodwill Amortization                                  82        81
  Net Amortization of Discounts and
    Premiums on Securities                              316       149
  Net (Gains) Losses on Sales of Loans and
    Investments                                        (121)       74
  Net on Sales of OREO                                  (30)     (180)
  Net (Increase) Decrease in Trading Securities        (188)    1,829
    Increase in Accrued Interest Receivable            (409)     (346)
  (Increase ) Decrease in Other Assets               (3,635)       37
  Decrease in Accrued Expense and Other Liabilities      (3)     (897)
    Total Adjustments                                (3,673)    1,175
    Net Cash Provided by (Applied to) Operating
       Activities                                    (2,235)    2,219

Cash Flows from Investing Activities
 Proceeds from:
  Sales of Loans, Investments and Mortgage
     Backed Securities                               18,746    20,485
  Maturities of Investments and Mortgage
     Backed Securities                                8,334     4,923
  Sales of Other Real Estate Owned                      481       356
 Purchases of Investment and Mortgage
     Backed Securities                              (28,619)  (44,693)
 Net Decrease (Increase) in Loans                     3,863   (13,709)
 Additions to OREO                                        -         -
 Additions to Goodwill                                    -       (95)
 Additions to Bank Premises and Equipment              (193)     (417)
Net Cash Provided by (Applied to) Investing
   Activities                                         2,612   (33,150)

Cash Flows from Financing Activities
 Net Increase (Decrease) in Deposits                 11,679    (1,933)
 Repayments of FHLBB Advances and Other Borrowings  (25,058)  (29,054)
 Net Increase (Decrease) in Repurchase Agreements     5,892    (3,100)
 Advances from FHLB of Boston                        20,000    62,489
 Proceeds from Exercised Stock Options                  715         -
 Proceeds from Advances from Credit Line              3,792         -
 Purchase of Treasury Stock                          (3,792)        -
 Cash Dividends                                        (246)     (122)
    Net Cash Provided by (Applied to) Financing
       Activities                                     12,982   28,280
Increase (Decrease) in Cash and Cash Equivalents      13,359   (2,651)
Cash and Cash Equivalents - Beginning                 22,041   18,851
Cash and Cash Equivalents - Ending                   $35,400  $16,200

See accompanying notes to consolidated financial statements.

                          NSS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            Increase (Decrease) In Cash & Cash Equivalents


                                                Three Months Ended
                                                     March 31,
                                                  1998        1997
                                                  ($ in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period For:
 Interest                                          $6,522    $6,161
 Income Taxes                                        $820      $691

Non-Cash Investing and Financing Activities:
 Loans Receivable Transferred to OREO              $1,294      $248
 Loans Originated in Connection with Sale of OREO  $1,225      $298
 Exchange of Loans for Mortgage-Backed Securities  $1,176      $  -
Transfer of Loans Receivable to Loans-Held-For-Sale$3,363      $  -

See accompanying notes to consolidated financial statements.


                          NSS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 1998 (unaudited) and December 31, 1997



NOTE 1 - NATURE OF BUSINESS AND REGULATIONS

NSS Bancorp. Inc. (Bancorp) is the holding company for NSS Bank (Bank) (formerly Norwalk Savings Society). NSS Bank is a Connecticut state-chartered savings bank which provides a full range of banking services to its local area customers in and around southern Fairfield County, Connecticut. The Bank is subject to competition from various other financial institutions, and is also subject to the regulations of certain Federal and State agencies and undergoes periodic examination by those regulatory authorities.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements in this report have not been audited, with the exception of the information derived from the Consolidated Statement of Financial Condition as of December 31, 1997, which information should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report to Shareholders for the year ended December 31, 1997.

The consolidated financial statements include the accounts of Bancorp, Bank, and the Bank's wholly owned subsidiary, NSS Realty Corporation (NSS Realty). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods presented have been made, and all such adjustments are of a normal recurring nature.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and income and expenses for the periods presented. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for credit losses and valuation of other real estate owned ("OREO"). In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgment of information available to them at the time of their examination.

On April 22, 1998, Bancorp's Board of Directors declared a cash dividend of thirteen cents ($.13) per share to common shareholders of record May 10,1998 and payable on May 29, 1998.


NOTE 3 - SUPPLEMENTAL DISCLOSURES

Additional information and supporting disclosures as to effective income tax rates, investment securities, loans, other real estate owned and related allowances for losses are included in Management's Discussion and Analysis.


                          NSS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 1998 (unaudited) and December 31, 1997


NOTE 4 -  OTHER SIGNIFICANT MATTERS

On February 23, 1994, the Board of Directors unanimously adopted and approved the Bank's plan of Conversion (Conversion) to convert from a Connecticut-chartered mutual to a Connecticut-chartered capital stock savings bank through amendment of its mutual charter and the sale of common stock to the Bank's depositors and others.

The Bank commenced its subscription offering on May 4, 1994, and concluded the offering on June 9, 1994. A total of 2,426,740 shares were issued on June 15, 1994, the effective issuance date of the securities.

As part of the Conversion, the Board of Directors adopted a tax-qualified employee stock ownership plan (ESOP). The ESOP Trustee borrowed the funds to purchase Conversion stock in an amount equal to 5% of the total number of shares issued in the Conversion. The Trustee for the ESOP acquired 121,337 shares in connection with the stock conversion through the subscription offering. The shares were purchased with a loan obtained from a third party, guaranteed by the Company, reflected as "Other Borrowings" on the Consolidated Statements of Financial Condition.

At the 1997 Annual Meeting, shareholders approved the formation of a bank holding company, and NSS Bancorp, Inc. was organized effective October 1, 1997. Consolidated financial information for all periods prior to October 1, 1997 reflect the financial conditions and results of operations of only the Bank and NSS Realty.

In February 1998 the Company obtained a $15 million line of credit from another bank in connection with its Treasury Stock Repurchase Program. The line of credit calls for interest at prime, with a one year interest-only payment requirement and a four year principal and interest repayment term. The balance outstanding was $3.8 million at March 31, 1998.


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

                              Overview

NSS Bancorp, Inc. (the "Company" or "NSS Bancorp") is the holding company for NSS Bank ("NSS" or the "Bank"). The Company's principal asset consists of all of the outstanding shares of the Bank. NSS Bancorp was formed effective October 1, 1997, and is subject to regulation by the Board of Governors of the Federal Reserve System.

NSS Bank was founded in 1849 and is a Connecticut-chartered capital stock savings bank, with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), headquartered in Norwalk, Connecticut. Its initial public offering of common stock was effective June 15, 1994. Formerly Norwalk Savings Society, in February 1998 the Bank changed its name to NSS Bank to better reflect the nature of its operations.

As a result of the successful completion of its public offering, the Bank had sufficient capital to meet regulatory requirements, deal with its non-performing assets, restructure its balance sheet to improve its operating results, and position itself for long term growth.

In 1996 and continuing into 1997, the Bank embarked on a program of expanding its business products and services as well as continuing to provide a full range of personal banking products and services. The Bank acquired certain assets and assumed essentially all of the liabilities of Fairfield First Bank & Trust Company ("FFB&T") in an FDIC-assisted transaction and opened a full service branch office in Darien.

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

In order to respond to the community's significant demand for credit, and at the same time manage balance sheet growth, in 1997 and continuing in 1998, the Bank expanded its correspondent loan program, whereby it acts as an agent for third party lenders and receives a fee for its origination efforts.

Early in 1997, the Bank adopted an income tax strategy to grow the investment securities portfolio with callable preferred securities which provide dividend income, a substantial portion of which is exempt from State and Federal income taxation. The result of this strategy is a lower than normal effective income tax rate for the Company.

In December 1997, the Company adopted a stock repurchase program under which the Company agreed to repurchase up to 15% of its issued and outstanding common stock at market prices in negotiated and/or open market purchases. The original program was scheduled to expire on March 31, 1998 but was extended through the end of 1998. Under this program, in February and March 1998, the Company acquired 90,500 shares at a cost of $3.8 million.

The Company reported net earnings of $1.4 million, or basic and diluted earnings per common share of $0.59 and $0.56, respectively, for the three months ended March 31, 1998.

During the three months ended March 31, 1998, the Company declared a $0.10 dividend on common stock to its shareholders. The Company's stock price rose from $37.75 per share on January 1, 1998 to $47.25 per share on March 31, 1998.

The Company's tier one leverage capital ratio was 7.8% as of March 31,1998, qualifying it as "well capitalized" according to standards established by bank regulatory authorities.


                        RESULTS OF OPERATIONS

      Comparison of Operating Results for the Three Months Ended
                       March 31, 1998 and 1997

General

Net earnings for the three months ended March 31, 1998 were $1.4 million, or $0.59 and $0.56 per common share, on a basic and diluted basis, respectively. The Bank's net earnings were $1.0 million, or $0.43 and $0.42 per common share on a basic and diluted basis, respectively, for the comparable period of 1997.

The continued improvement in asset quality in 1997 and 1998 resulted in no need for a provision for credit losses in either three month period.

There was a significant increase in correspondent loan program fees for the three months ended March 31, 1998 compared to 1997.

There was a significant increase in gains from the sales of securities and loans for the three months ended March 31, 1998 compared to the same period in 1997.


Net Interest Income

Net interest income, which is the primary source of income for the Bank, is the difference between the interest, fees and dividends earned on loans and investments, and the interest paid on deposits and borrowings.

Net interest income was $5.1 million for the three months ended March 31, 1998, an increase of 9.5% over the $4.7 million for the three months ended March 31, 1997. The $445 thousand increase resulted from an increase in interest income of $835 thousand partially offset by a $390 thousand increase in interest expense. The $835 thousand increase in interest income was attributable to a $748 thousand increase in volume and an $87 thousand increase in rate, while the $390 thousand increase in interest expense resulted from a $429 thousand increase due to volume and a $39 thousand decrease related to rate.

The 7.7% increase in interest income, from $10.8 million in 1997 to $11.7 million in 1997, was primarily attributable to the growth in the securities portfolio, and the increase in the interest income from the loan portfolio was attributable approximately two-thirds to rate and one-third to volume. The 6.3% increase in interest expense, from $6.2 million in 1997 to $6.6 million in 1998, resulted primarily from the increase in interest expense attributable to the increased level of money market deposits, partially offset by a favorable rate variance on time deposit accounts, and a significant increase in reverse repurchase agreement borrowings.

On an overall basis, the Bank was able to increase its net interest income through a combination of favorable rate spreads on its increased volume while continuing to control the rate component of the cost of funds.

The following table summarizes the Bank's net interest income and net yield on average interest-earning assets. Non-accruing loans are included in average loans outstanding during the periods, and daily average amounts were used to compute average balances.



Table 1                 Three Months Ended March 31, 1998
                                 Compared to
                        Three Months Ended March 31, 1997

($ thousands)                   1998                        1997

                   Average               Average      Average          Average
                   Balance   Interest     Rate        Balance  Interest  Rate
Interest-Earning Assets
 Loans Receivable  $429,892  $ 8,407     7.82%        $421,715 $ 7,963  7.55%
 Investment
  Securities         48,891      855     7.00           39,865     729  7.31
 Mortgage-Backed
  Securities         99,036    1,651     6.67           95,875   1,736  7.24
 Short-Term
  Investments        20,729      285     5.50           11,975     196  6.55
 Marketable Equities 38,898      482     4.96           18,407     221  4.80
  Total Interest-
   Earning Assets   637,446   11,680     7.33%         587,837  10,845  7.38%

Non-Interest-
 Earning Assets
 Cash and Cash
  Equivalents       11,176                              9,288
 Accrued Income
  Receivable         3,856                              3,874
 Premises and
  Equipment          3,631                              3,208
 Other              12,309                              9,017
  Less: Allowance
     for Credit
          Losses    (5,463)                           (7,371)
  Total Non-Interest-Earning
    Assets          25,509                            18,016

  Total Asset     $662,955                          $605,853

Interest-Bearing Liabilities
 Deposits
  Regular Savings
   and NOW        $ 65,371   $   246  1.51%         $ 57,487  $   221    1.54%
  Super Savings
    and Money
    Market         108,831       843  3.10            93,808      729    3.11
  Time             239,980     3,199  5.33           240,587    3,242    5.39
   Total Deposits  414,182     4,288  4.14           391,882    4,192    4.28
  Borrowings       156,047     2,265  5.81           135,918    1,970    5.80
  Mortgage Escrow
    Deposits         3,271        22  2.69             3,282       23    2.80
   Total Interest-Bearing
     Liabilities   573,500     6,575  4.59%          531,082    6,185    4.66%

Non-Interest-Bearing Liabilities
 Non-Interest-
  Bearing Deposits 30,416                             21,562
 Other Liabilities  2,114                              2,329
  Total Non-Interest-
    Bearing
    Liabilities    32,530                             23,891

Shareholders'
 Equity            56,925                            50,880

Total Liabilities
 and Shareholders'
  Equity         $662,955                          $605,853

Net Interest-Earning
 Assets and
  Interest Rate
   Spread         $63,946                 2.74%     $56,755              2.72%

Net Interest Income
 and Net Yield
  on Average
   Interest-Earning
    Assets                     $5,105     3.20%                $4,660    3.17%


Rate/Volume Analysis

The following table presents the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates or changes in volume of interest-earning assets and interest-bearing liabilities during the three months ended March 31, 1998 and 1997. Changes which are attributable to both rate and volume have been allocated proportionately.


Table 2                 THREE MONTHS ENDED MARCH 31, 1998
                COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

                                                             NET
                                       RATE     VOLUME       CHANGE
                                             (in thousands)
INTEREST INCOME
 Loans Receivable                      $288       $156        $444
 Mortgage-Backed Securities            (141)        56         (85)
 Short-Term Investments                 (35)       124          89
 Investment Securities                  (25)       412         387

  Total                                  87        748         835

INTEREST EXPENSE

 Deposits
  Savings and Other                       4        (29)        (25)
  Super Savings and Money Market          2       (116)       (114)
  Time                                   35          8          43

    Total Deposits                       41       (137)        (96)
   Borrowings                            (3)      (292)       (295)
   Mortgage Escrow Deposits               1          -           1

             Total                       39       (429)       (390)

CHANGE IN NET INTEREST INCOME          $126       $319        $445

Provision for Credit Losses

The improvement in asset quality resulted in no need for a provision for credit losses in either three-month period. (See Financial Condition - Non-Performing Assets/Asset Quality).

Non-Interest Income

Non-interest income consists of deposit service charges and fees, fees derived from both servicing and originating loans for others, net realized and unrealized gains on securities, net gain on sale of loans, fees derived from the Bank's Trust Department and the credit card program.

Non-interest income for the three months ended March 31, 1997 was $860 thousand compared to $1.3 million for the comparable period in 1998 resulting in an increase of 55.2%.

The table below identifies the primary components of Non-interest income, which are Fees and Gains on sales of Assets.

Table 3 - Non-Interest Income

                                    Three Months Ended March 31,
                                            ($thousands)
                                         1998          1997
Non-Interest Income
    Fee Income:
      Loan Servicing Fees               $  103        $116
  Other Loan Fees                           14           9
  Deposit Service Charges                  207         201
  Credit Card Fees                         337         294
  Trust Department Fees                    149         141
  Correspondent Loan Program Fees          154          15
  Other                                     41          59
    Total Fees                           1,005         835

     Net Gains on Securities               211          25
     Net Gain on Sale of Loans             119           -
          Total Gains on Sales of Assets   330          25

Total Non-Interest Income               $1,335        $860

Non-interest income increased from $860 thousand for the three months ended March 31, 1997 to $1.3 million, resulting in an increase of 55.2% for the comparable period in 1998. Total fees for the three months ended March 31, 1997 were $835 thousand compared to $1.0 million for the three months ended March
31, 1998; the increase of $170 thousand, or 20.4%, was due primarily to increases in correspondent loan program fees and credit card fees.

The other component of Non-interest income is Gains on Sales of Assets. The Bank continues to derive a significant portion of its non-interest income from its Trading portfolio investment strategy whereby covered call options are sold against high quality equities, primarily for yield enhancement. During the quarter ended March 31, 1998, the Bank sold certain residential loans which it had previously identified as Held-for-Sale as of December 31, 1997 and recognized gains of approximately $119 thousand.

Non-Interest Expense

Non-interest expense is comprised of general and administrative expenses incurred in managing the business of the Bank and costs associated with managing and selling OREO properties.

Non-interest expense was $3.8 million for the three months ended March 31, 1997, compared to $4.2 million for the same period in 1998, resulting in an increase of 10.5%.

The table that follows indicates the elements of Non-interest expense, including OREO related expense, which is directly related to the level of non-performing assets.


Table 4 - Non-Interest Expense

                                  Three Months Ended March 31,
                                          ($ thousands)
                                       1998       1997
General and Administrative Expense
 Compensation                        $1,403       $1,351
 Employee Benefits                      615          521
 Occupancy and Equipment                441          459
 Credit Card Processing                 297          247
 Data Processing                        200          213
 Regulatory Assessments                  13           15
 Marketing                              167          106
 Legal and Professional                 341          253
 Printing, Postage and Office Supplies  203          188
 Insurance                               30           30
 Amortization of Goodwill                82           81
 Other                                  390          417
  Total                               4,182        3,881
OREO Related Expense
 Net Holding Costs and Expenses          30           84
 Net Gain on Sales of OREO              (30)        (180)
 Provision for Estimated Losses           -            -
  Total                                   -          (96)

Total Non-Interest Expense           $4,182       $3,785

Overall, Non-interest expense did not increase significantly; however, the general and administrative expense component increase was comprised of three major categories: Compensation and benefits, Marketing, and Legal and professional.

General and Administrative Expense

Of the total increase of $300 thousand in general and administrative expense, a significant part of the increase was attributable to compensation and benefits with the cost of the Employee stock ownership program (ESOP) accounting for a significant portion of the benefits expenses.

OREO Related Expenses

OREO related expenses continued to decline to nominal levels; however, in the three months ended March 31, 1997, the Bank recorded net gains of $180,000 compared to $30,000 for the comparable period in 1998.

Provision for Income Taxes

The Company's income is subject to Federal and State taxation at a combined rate approximating 40%. The Bank's effective tax rate for the three months ended March 31, 1997 was 39.8%, compared to the Company's effective tax rate of 36.3% for the comparable period in 1998. The decrease was substantially due to the tax savings from the dividend earnings on the Bank's equity securities portfolio, a substantial portion of which is exempt from both State and Federal taxation.

                                      Three Months Ended March 31,
                                           1998           1997
                                             ($ thousands)
                                     Amount     %     Amount    %
Tax at Statutory Federal Rate           $768   34.0%  $590   34.0%
State Tax, Net of Federal Benefit        124    5.5%   114    6.6%
Non-Deductible ESOP Expense Provision     49    2.2%    36    2.0%
Dividends Received Deductio n           (123)  (5.5%)  (50)  (2.9%)
Other, Net                                 2    0.1%     1    0.1%

             Total                      $820   36.3%  $691   39.8%

                         FINANCIAL CONDITION

General

Total assets were $668.7 million as of March 31, 1998 representing a $14.5 million increase from the $654.2 million at December 31, 1997. Total loans, net of allowance for credit losses, were $418.3 million, a decrease of $7.5 million from the $425.8 million as of December 31, 1997. Total investment securities were $187.5 million as of March 31, 1998, an increase of $7.0 million from $180.5 million as of December 31, 1997. Total deposits were $455.9 million, an increase of $11.7 million from the December 31, 1997 level of $444.2 million. Total other borrowed money was $156.3 million as of March 31, 1998, an increase of $4.6 million from the December 31, 1997 level of $151.7 million. Shareholders' equity was $54.3 million as of March
31, 1998 a decrease of $1.8 million from the December 31, 1997 level of $56.1 million. The Company's tier one leverage capital ratio was 7.8% as of March 31, 1998, compared to 8.2% as of December 31, 1997.

Investment Securities

Total securities amounted to $187.5 million as of March 31, 1998 compared to $180.5 million at December 31, 1997, representing a $7.0 million increase or 3.9%. The activity in the investment securities portfolio resulted from a number of Government Agency Bonds being called during the first quarter and the Bank reinvested the proceeds into fixed-rate mortgage-backed securities.

The Bank's covered call option program is designed for yield enhancement and to lessen the Bank's exposure to a potentially volatile stock market. In this program, the Bank purchases shares of qualified common stock and sells a call option against the investment. As required by SFAS 115, the Bank marks the common stock and related covered call option to market through current period earnings.

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

The following table presents a summary of the investments and other securities portfolios as of March 31, 1998 and December 31, 1997, fair values and unrealized gains and losses as of those dates.

Table 5 - Investment & Other Securities

            ($ thousands)                      March 31, 1998

                              Amortized    Unrealized Holding      Fair
                                Cost        Gains     Losses       Value
 Available-for-Sale
U.S. Government and Federal
 Agency
  Obligations                 $ 40,754     $  154     $ 15        $ 40,893
Mortgage-Backed Securities     103,836        305      233         103,908
Equity Securities and Other     39,002      1,696        -          40,698

 Total Available-for-Sale     $183,592     $2,155     $248        $185,499

 Trading
Equity Securities               $2,055        $44      $81         $2,018

                                           December  31, 1997
                               Amortized     Unrealized Holding      Fair
                                Cost          Gains     Losses       Value
 Available-for-Sale
U.S. Government and Federal Agency
  Obligations                 $ 55,122     $  190     $ 55       $ 55,257
Mortgage-Backed Securities      85,543        461       56         85,948
Equity Securities and Other     36,091      1,429       58         37,462

 Total Available-for-Sale     $176,756     $2,080     $169       $178,667

 Trading
Equity Securities               $1,976         $4     $150        $1,830

Loans

Total loans, before reductions for deferred credits, fees and the allowance for credit losses, amounted to $427.8 million as of March 31, 1998, representing a $9.8 million or 2.2% decrease from the December 31, 1997 level of $437.6 million. The overall decrease in the loan portfolio was not significant.
What was significant was the change in mix which was part of a strategy to increase yield while managing growth.


Table 6 - Loan Portfolio

          ($ thousands)
                               March 31, 1998        December 31, 1997
Real Estate Loans
 One-to-Four Family
  Adjustable Rate              $269,036   62.89%   $278,231    63.59%
 One-to-Four Fixed Rate          66,343   15.51%     64,510    14.74%
 One-to-Four Held-For-Sale        3,363    0.79%      5,311     1.21%
 Multi-Family                     2,971    0.69%      5,398     1.24%
 Commercial Real Estate          56,457   13.20%     55,124    12.60%
 Home Equity Lines-of-Credit      7,707    1.80%      7,632     1.74%
 Home Improvement and Second
  Mortgage                        2,995    0.70%      2,852     0.65%
 Land                               564    0.13%        640     0.15%
 Construction                     3,231    0.76%      2,942     0.67%

  Total                         412,667   96.47%    422,640    96.59%

Commercial Loans                  7,854    1.84%      7,587     1.73%

Consumer Loans
 Passbook                         1,147    0.27%      1,508     0.34%
 Automobile Loans                 2,213    0.52%      2,332     0.53%
 Credit Cards                     1,479    0.35%      1,409     0.32%
 Other Consumer                   2,406    0.55%      2,104     0.49%

  Total                           7,245    1.69%      7,353     1.68%

Total Loans, Gross              427,766  100.00%    437,580   100.00%
 Deferred Fees and Credits         (553)               (625)
                                427,213             436,955

Allowance for Credit Losses      (5,576)             (5,832)

Total Loans, Net                421,637             431,123
One-to-four Family Held-For-Sale (3,363)            (5,311)

Loans, Net                     $418,274            $425,812

During the first quarter of 1998, the Bank's response to the increased level of demand for the 30-year residential fixed-rate mortgage was to utilize the correspondent loan program. Additionally, in conjunction with the management of the portfolio, the Bank sold or securitized $5.6 million, of which $5.3 million was identified as loans held-for-sale as of December 31, 1997. At March 31, 1998, the Bank has identified $3.4 million of residential loans held-for-sale.


Non-Performing Assets/Asset Quality

The Bank's level of non-performing assets continued to steadily decline during the years 1996, 1997 and continued into the first quarter of 1998. Total non-performing assets as of March 31, 1998 were $5.2 million or 0.78% of total assets. As of December 31, 1997 non-performing assets were $5.4 million, representing 0.83% of total assets.

The Bank's Watch List is comprised of loans which have been identified by the Bank's credit analysis system as exhibiting more than usual risk of non-performance or loss. The Bank's Watch List was $7.9 million at March 31, 1998, compared to $11.7 million at December 31, 1997.

Of the total non-performing assets, non-performing loans were $5.0 million as of March 31, 1998 compared to $4.8 million as of December 31, 1997. There were no troubled debt restructurings included in non-performing loans as of December 31, 1997 and March 31, 1998.

The allowance for credit losses amounted to $5.6 million as of March 31, 1998 representing coverage of 111.3% compared to $5.8 million as of December 31, 1997, representing coverage of 120.3% of non-performing loans. The credit risk allowance for the FFB&T acquired loans was $577,000 as of March 31, 1998.

Net charge-offs in the first three months of 1998 were $255,000 or 8 basis points of the average loan portfolio compared to $10,000 of recoveries for the three months ended March 31, 1997.

The continued improvement in asset quality resulted in no need for a provision for credit losses during either period.

Details of the Bank's asset quality are shown in the analysis provided by the following table.

Asset Quality

                                    At March 31,          At December 31,

($ thousands)                    1998        1997       1997    1996     1995
Non-Performing Assets
 Non-Accrual Loans               $5,011      $11,910    $4,847  $10,441  $12,598
 Restructured Loans                   -            -         -        -      472

  Total Non-Performing Loans      5,011       11,910     4,847   10,441   13,070

Foreclosed Assets                   192          631       574      858    4,267
Allowance for Estimated OREO Losses   -            -         -        -        -
 Total OREO                         192          631       574      858    4,267

Total Non-Performing Assets      $5,203      $12,541    $5,421  $11,299  $17,337

Allowance for Credit Losses
 Balance at Beginning of Period  $5,832       $7,334    $7,334   $4,170   $4,827
 Provision for Credit Losses          -            -         -    4,415    1,005
 Allocated to FFB&T Acquired
   Loans                              -            -         -    1,000        -
 Charge-Offs                       (710)        (346)   (2,155)  (2,488) (1,799)
 Recoveries                         455          356       653      237      137
  Net Charge-Offs                  (255)          10    (1,502)  (2,251) (1,662)
Balance at End of Period         $5,577       $7,344    $5,832   $7,334   $4,170

Allowance for Estimated OREO Losses
 Balance at Beginning of Period  $ -          $ -       $ -       $    -    $802
 Provision for Estimated OREO
   Losses                          -            -         -          459     460
 Charge-Offs                       -            -         -         (459)(1,262)
Balance at End of Period         $ -          $ -       $ -       $ -      $ -

Loans Receivable, gross
 End of Period                 424,403     432,298   432,269   418,818   360,475
 Average                       429,892     421,715   435,610   403,207   323,072

Assets, end of Period          668,671     617,387   854,222   589,589   515,267

Ratios
 Allowance for Credit Losses to
   Total Loans                   1.30%      1.70%    1.35%     1.75%     1.16%
 Net Charge-Offs to Average
   Loans                         0.08%      0.00%    0.34%     0.56%     0.53%
 Non-Performing Loans to Total
     Loans                       1.17%      2.76%    1.12%     2.49%     3.63%
   Non-Performing Assets to Total
     Assets                      0.78%      2.03%    0.83%     1.92%     3.36%
 Allowance for Credit Losses to
   Non-Performing Loans        111.30%     61.66%  120.32%    70.24%    31.91%

Deposits

Total deposits at March 31, 1998 were $455.9 million compared to $444.2 million at December 31, 1997 an increase of $11.7 million or 2.6%. The Bank continues to seek deposits with marketing and sales efforts concentrated on its new and diversified products. The Bank does not solicit, nor does it accept, brokered deposits.


The following table presents a summary of deposits as of March 31, 1998 and December 31, 1997.

Table 8 - Deposits

                           March 31, 1998        December 31, 1997
                                    ($ in thousands)
Demand Deposits            $28,054    6.2%    $27,471      6.2%
Savings
 Regular Savings            34,058    7.5%     29,455      6.6%
 Super Saviangs             45,696   10.0%     47,863     10.8%
 NOW                        41,045    9.0%     37,287      8.4%
 Money Market               67,619   14.8%     55,541     12.5%
 Escrow Deposits             3,051    0.7%      4,727      1.1%
Certificates
 Certificate Accounts      190,761   41.8%    204,129     45.9%
 Money Market Certificates  45,615   10.0%     37,738      8.5%

Total Deposits            $455,899  100.0%   $444,211    100.0%

Federal Home Loan Bank of Boston Advances and Other Borrowings

The Bank continues to utilize the FHLB as a source of funds alternative to the traditional deposit account relationship. As of March 31, 1998 borrowings totaled $105.9 million compared to $110.9 million as of December 31, 1997.
In addition, the Bank increased the use of the reverse repurchase agreement as a means to borrow funds. These agreements are essentially collateralized borrowings, similar to FHLB borrowings, and to the extent that the rates and terms are more favorable, the Bank utilizes the reverse repurchase agreement in lieu of an FHLB borrowing. As of March 31, 1998, borrowings outstanding under reverse repurchase agreements were $45.6 million compared to $40.4 million as of December 31, 1997.

The Company has reflected the guaranty of the ESOP loan as an obligation in accordance with applicable accounting requirements. This loan was a five-year adjustable rate loan (convertible to a fixed rate at the Bank's option) with interest and principal payable monthly. In 1997 the Company refinanced the loan into a two-year fixed rate loan. The outstanding balance was $243,500 as of March 31, 1998.

Borrowings from the FHLB, reverse repurchase agreements and the ESOP loan amounted to $151.8 million as of March 31, 1998 at a weighted average rate of 5.8% and a weighted average maturity of 2.2 years, compared to $151.3 million at a weighted average rate of 5.8% and a weighted average maturity of 1.4 years.
As a percentage of total assets, these borrowings amounted to 22.7% as of March 31, 1998 compared to 23.1% as of December 31, 1997.

As a means of financing the repurchases of its stock, the Company arranged for a line of credit from another bank in the amount of $15.0 million. As of March 31, 1998 there was $3.8 million in the outstanding balance.

Shareholders' Equity

Shareholders' equity at March 31, 1998 decreased to $54.3 million from $56.1 million at December 31, 1997, reflecting tier 1 regulatory leverage capital ratios of 7.8% and 8.2%, respectively.

As of March 31, 1998, in conjunction with the Company's stock repurchase program, the Company had acquired 90,500 shares at a cost of $3.8 million.

The following table indicates required and actual levels of capital for the Bank and the Company as of March 31, 1998 and December 31, 1997.

Regulatory Capital                                 Actual
                               Required  March 31, 1998  December 31, 1997
Company
Tier 1 Risk-Based Capital      4.0%      14.7%           15.4%
Total Risk-Based Capital       8.0%      15.9%           16.6%
Tier 1 Leverage Capital    4.0% - 5.0%    7.8%            8.2%


Bank
Tier 1 Risk-Based Capital      4.0%      14.6%           14.3%
Total Risk-Based Capital       8.0%      15.8%           15.5%
Tier 1 Leverage Capital    4.0% - 5.0%    7.7%            7.6%

Liquidity and Interest Rate Management

Liquidity is the ability of the Bank to meet its cash flow requirements arising from fluctuations in loans, securities, deposits, and other borrowings. At March 31, 1998 the Bank's primary liquidity, consisting of cash, cash equivalents, marketable securities with maturities of one year or less and loans held for sale was $81.5 million or 12.2% of total assets. In addition, liquidity is the ability of the Company to meet its cash flow requirements to pay operating expenses, dividends, and other payments as may be necessary.
The Company's liquidity is provided by dividends from its wholly owned subsidiary, the Bank. The Bank's ability to pay dividends is restricted by Connecticut law to the Bank's net profits in the current year, plus retained net profits from the two most recent fiscal years. The Company may effect borrowings from time to time to meet specific liquidity needs.

The Bank's primary sources of funds are deposits and other borrowings, primarily from the FHLB. The Bank monitors its liquidity in accordance with policy guidelines established by the Asset and Liability Management Policy and regulatory standards, administered by the Asset and Liability Management Committee of the Bank.


As of March 31, 1998, the Bank had approved loan commitments outstanding for one-to four-family loans of $8.2 million. In addition, there was $8.3 million of unused credit under the home equity line-of-credit facility, $1.0 million under the overdraft protection credit line facility, and $2.4 million in unused credit card lines. The unadvanced portion of residential construction loans amounted to $1.9 million. There were $3.1 million in approved loan commitments and $2.2 million in approved line-of-credit commitments in the Commercial Lending Department, $6.1 million in unused commercial lines of credit and $0.2 million in commercial letters of credit outstanding.

Management believes that the Company's liquidity is currently in a position to meet normal operating needs. To meet unexpected demands, the Bank maintains a line of credit with the FHLB. At March 31, 1998, this line of credit was $11.8 million, of which no amount was outstanding.

Management also believes that the capital position of the Company and the Bank is currently adequate to meet present needs and anticipated growth, and does not currently plan to raise capital from external sources in the near future.
(See Shareholders' Equity).

Market Price of Common Stock

NSS Bancorp (Norwalk Savings Society prior to October 1, 1997) trades on the NASDAQ National Market under the symbol "NSSY".

The following table sets forth the high/low price range as reported by NASDAQ and dividends paid for the periods indicated:

                      1998             1997                    1996
             High     Low    Div.  High    Low    Div. High      Low     Div.
First
 Quarter   $48.50    $36.63  $0.10 $26.25  $22.94 $0.05 $22.00  $18.75  $   -
Second
 Quarter   $    -    $    -  $   - $31.00  $23.00 $0.10 $22.25  $17.94  $0.05(a)
Third
 Quarter   $    -    $    -  $   - $37.50  $28.25 $0.10 $23.13  $20.88  $0.05
Fourth
 Quarter   $    -    $    -  $   - $40.25  $31.75 $0.10 $24.88  $22.75  $0.05

(a) The Bank began paying dividends in the second quarter of 1996.

At March 31, 1998 NSS Bancorp had approximately 700 shareholders of record.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There has been no material change from December 31, 1997 to March 31, 1998, in either the qualitative or quantitative market risks, from the disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NSS BANCORP, INC.             SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

FINANCIAL CONDITION DATA    March 31,               December 31,
($ thousands)             1998      1997       1997      1996      1995
Total assets              $668,671  $617,367   $654,222  $589,589  $515,267
Investment securities      189,535   156,161   180,497    140,101   123,865
Loans receivable           423,850   431,590   432,269    418,818   360,475
Allowance for credit
 losses                     (5,577)   (7,334)   (5,832)    (7,334)   (4,170)
Deposits                   455,899   421,700   444,211    423,290   402,797
Borrowed funds             156,299   144,377   151,671    114,043    67,123
Shareholders' equity        54,268    49,732    56,138     49,353    43,595
OREO, net                      192       631       574        858     4,267
Non-accrual/non-performing
 loans                       5,011    11,910     4,847     10,441    13,070
Total non-performing assets  5,203    12,541     5,421     11,299    17,337

EARNINGS DATA        Three Months March31,            Years ended December 31,
                            1998      1997       1997       1996      1995
Net interest income         $5,105    $4,660   $19,373     $17,615   $14,617
Provision for credit losses      0         0         0       4,415     2,105
Net gains on sales of
 assets and liabilities        330        25     1,459       4,156       798
Other non-interest income    1,005       835     3,787       2,687     1,897
OREO related costs (gain),
 net                             0       (96)     (103)      1,362     1,415
Other non-interest expense   4,182     3,881    15,827      14,104    11,304
Income before income tax
 provisions                  2,258     1,735     8,895       4,577     2,488
Current tax provision          678       457     1,973         175        10
Deferred tax provision
 (benefit)                     142       234     1,357      (1,300)   (1,200)
Income before ADP program    1,438     1,044     5,565       5,702     3,678
Effect of ADP program            -         -         -           -     1,100
Net income (loss)           $1,438    $1,044    $5,565      $5,702    $4,778
Income per share: Basic      $0.59     $0.43     $2.31       $2.39     $2.04
Income per share:
  Assuming Dilution          $0.56     $0.42     $2.20       $2.34     $2.03

            SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS  (CONT.)

PERFORMANCE, CAPITAL AND        Three months March 31,Year Ended December 31,
ASSET QUALITY RATIO             1998      1997     1997     1996    1995

PERFORMANCE:
Tangible book value per share   $22.26   $20.69    $22.44  $19.90   $18.44
at period end
Return on average assets:
 Before ADP program               0.87%    0.69%     0.87%   0.97%    0.76%
 After ADP program                 n/a      n/a       n/a     n/a     0.99%
Return on average equity
 Before ADP program              10.11%    8.21%    10.54%  12.52%    8.97%
 After ADP program                 n/a      n/a       n/a     n/a    11.65%
Net interest margin               3.20%    3.17%     3.11%   3.12%    3.17%

CAPITAL:
Tier 1 leverage                   7.75%    8.03%     8.18%   7.90%    8.43%
Total risk-based                 15.90%   15.94%    16.61%  17.00%   17.90%

ASSET QUALITY:
Non-performing assets
 to total assets                  0.78%    2.03%    0.83%    1.92%    3.36%
Non-performing loans
 to total loans                   1.17%    2.76%    1.12%    2.50%    3.63%
Allowance for credit
 losses to non-performing loans 111.30%   61.66%  120.32%   70.24%   31.91%
Allowance for credit losses to    1.30%    1.70%    1.35%    1.75%    1.16%
loans receivable

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

      Not applicable

Item 2.  Changes in Securities

      Not applicable

Item 3.  Defaults upon Senior Securities

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.  Other Information

      Not applicable

Item 6.  Exhibits and Reports on Form 8-K

1.  February 8, 1998....The Company reported on the preliminary results of litigation brought by a significant shareholder for the purpose of obtaining access to the Company's shareholder list and other data.

2.  February 25, 1998....The Company reported the results of the Company's request to the Court for clarification or modification on certain of the issues subject to the litigation reported on Form 8-K on February 8, 1998.

3.  March 31, 1998......The Company announced that its Board of Directors had approved the extension of its stock repurchase program until December 31, 1998.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized.


                                             NSS BANCORP, Inc.

                                                  Registrant


Date :   May 14, 1998          by:    /s/   Robert T. Judson
                                            Robert T. Judson
                                            President & CEO


Date :   May 14,  1998         by:   /s/    Marcus I. Braverman, CPA
                                            Marcus I. Braverman
                                            Sr. VP, Treasurer & CFO