Form 10-Q
period 1998-06-30
NSS BANCORP INC
filed 1998-08-14
CIK 1042806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


                                    OR


[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________



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

              Class:  Common Stock, par value $.01 per share
              Outstanding at June 30, 1998: 2,378,085 shares




TABLE OF CONTENTS

PART I - CONSOLIDATED FINANCIAL INFORMATION


A.  Consolidated Statements of Financial Condition

B.  Consolidated Statements of Operations

C.  Consolidated Statements of Shareholders' Equity

D.  Consolidated Statements of Cash Flows

E.  Notes to Consolidated Financial Statements

F.  Management's Discussion and Analysis

G.  Quantitative and Qualitative Disclosures about Market Risk

H.  Selected Consolidated Financial Highlights

PART II - OTHER INFORMATION

PART III - SIGNATURES


[CAPTION]
                       NSS BANCORP, INC.
      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                  June 30,1998        December 31, 1997
ASSETS                                    (in thousands)
Cash and Due from Banks           $ 12,696               $ 11,486
Interest Bearing Deposits
  in Other Banks                     8,529                  5,555
Federal Funds Sold                       -                  5,000
Securities:
   Trading, at Fair Value            2,281                  1,830
   Available-for-Sale, at
     Fair Value                    187,541                 178,667
Loans Receivable, Net of
  allowance for credit losses
  of $5,374 as of June 30 and
  $5,832 as of December 31         413,014                 425,812
Loans Held-for-Sale                  4,184                   5,311
Accrued Interest Receivable          3,994                   3,859
Federal Home Loan Bank Stock,
  At Cost                            7,347                   7,347
Other Real Estate Owned, Net           433                     574
Bank Premises and Equipment, Net     3,823                   3,738
Deferred Income Tax Asset, Net         330                     361
Goodwill, Net                        1,360                   1,524
Other Assets                         6,293                   3,158
          Total Assets            $651,825                $654,222

LIABILITIES
Deposits
   Non-interest Bearing           $ 36,620                $ 27,471
   Savings, Money Market
      and NOW Accounts             190,775                 174,873
   Time Accounts                   231,055                 241,867
        Total Deposits             458,450                 444,211
Borrowed Funds                     136,260                 151,671
Accrued Expenses and
  Other Liabilities                  1,974                   2,202
      Total Liabilities            596,684                 598,084

SHAREHOLDERS' EQUITY
Preferred Stock ($.01 par value,
   500,000 shares authorized,
   none outstanding)                     -                       -
Common Stock ($.01 par value,
  7,000,000 shares authorized,
  issued 2,485,571 as of June
  30 and 2,460,370 as of December
  31; outstanding 2,378,085 as of
  June 30 and 2,434,096 as of
  December 31)                          25                      25
Additional Paid-In Capital          25,040                  24,199
Retained Earnings                   33,075                  31,048
Accumulated Comprehensive Income       963                   1,129
  Total                             59,103                  56,401
  Less:  Unearned ESOP Shares          170                     263
         Treasury Stock (90,500
           shares as of June 30)
           at Cost                   3,792                       -
Total Shareholders' Equity          55,141                  56,138

Total Liabilities and
   Shareholders' Equity           $651,825                $654,222

See accompanying notes to consolidated financial statements.


[CAPTION]
                    NSS BANCORP, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
        ($ in thousands, except per share data)

                             Three Months Ended            Six Months Ended
                                   June 30,                     June 30,
                              1998         1997            1998       1997
INTEREST AND DIVIDEND INCOME
Loans, Including Fees         $ 8,214      $ 8,334         $16,621    $16,297
Investment Securities and Other
   Taxable Interest             2,776        2,524           5,414      5,098
   Dividends                      653          321           1,288        629
   Total                       11,643       11,179          23,323     22,024

INTEREST EXPENSE
Deposits                        4,385        4,293           8,695      8,508
Borrowed Funds                  2,301        2,308           4,566      4,278
   Total                        6,686        6,601          13,261     12,786

NET INTEREST INCOME             4,957        4,578          10,062      9,238
Provision for Credit Losses       150            -             150          -

NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES  4,807        4,578           9,912      9,238

NON-INTEREST INCOME
Customer Service Fees             218          205             425        406
Loan Servicing Fees               101          116             204        232
Trust Department Fees             161          137             310        278
Net Gain on Sale of Loans
 and Securities                   149          338             479        363
Credit Card Fees                  439          393             776        687
Other                             258           73             467        156
     Total Non-Interest Income  1,326        1,262           2,661      2,122

NON-INTEREST EXPENSE
Compensation and Benefits       2,108        1,835           4,126      3,856
Occupancy, Equipment and
    Data Processing               679          692           1,356      1,400
Regulatory Assessments             14           13              27         28
OREO Holding Costs and Expenses    26           14              56         98
Sale of OREO (Gains) Losses, Net  (14)         (28)            (44)      (208)
Credit Card Expense               364          298             662        545
Goodwill Amortization              81           81             163        162
Other                           1,079        1,008           2,173      1,817
   Total Non-Interest Expense   4,337        3,913           8,519      7,698

EARNINGS BEFORE INCOME TAXES    1,796        1,927           4,054      3,662
Provision for Income Taxes        638          777           1,458      1,468
NET EARNINGS                   $1,158       $1,150          $2,596     $2,194

EARNINGS PER SHARE - BASIC      $0.49        $0.48           $1.08      $0.91
EARNINGS PER SHARE
    - ASSUMING DILUTION         $0.46        $0.46           $1.02      $0.88

Weighted average shares outstanding

Basic                           2,376        2,407           2,398      2,404
Assuming Dilution               2,534        2,508           2,553      2,499

See accompanying notes to consolidated financial statements.


[CAPTION]
                          NSS BANCORP, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       ($ in thousands)

                                                    Additional
                                        Common        Paid-In        Retained
                            Shares       Stock        Capital        Earnings
Balance - December
   31, 1996                 $2,397,312   $  24        $23,545        $26,339

Net Earnings                         -       -              -          5,565
Adjustment of Unrealized
   Gains (Losses), Net               -       -              -              -
Stock Options Exercised         18,201       1            272              -
Shares Distributed to
  Advisory Board                    40       -              1              -
Cash Dividends Paid on
  Common Stock                       -       -              -           (856)
ESOP Shares Committed to
  be Released                   18,543       -            381              -
Balance - December
   31, 1997                  2,434,096      25         24,199         31,048

                     Accumulated     Unearned                           Total
                   Comprehensive         ESOP      Treasury      Shareholders
                          Income       Shares         Stock            Equity

Balance - December
  31, 1996                $ (106)       $(449)      $    -           $49,353
Net Earnings                   -            -            -             5,565
Adjustment of Unrealized
  Gains (Losses), Net      1,235            -            -             1,235
Stock Options Exercised        -            -            -               273
Shares Distributed to
  Advisory Board               -            -            -                 1
Cash Dividends paid on
  Common Stock                 -            -            -              (856)
ESOP Share Committed
  to be Released               -          186            -               567

Balance - December
  31, 1997                 1,129         (263)           -            56,138


                                                 Additional
                                        Common      Paid-In        Retained
                             Shares      Stock      Capital        Earnings

Net Earnings                      -          -            -           2,596
Adjustment of Unrealized
  Gains (Losses), Net             -          -            -               -
Stock Options Exercised      21,516          -          386               -
Cash Dividends Paid on
  Common Stock                    -          -            -            (569)
Long-Term Incentive
  Compensation Plan Shares    3,685          -          142               -
ESOP Shares Committed
  to be Released              9,288          -          313               -
Treasury Stock              (90,500)         -            -               -

Balance - June 30, 1998  $2,378,085        $25      $25,040         $33,075

                        Accumulated   Unearned                        Total
                      Comprehensive       ESOP     Treasury    Shareholders
                             Income     Shares        Stock          Equity

Net Earnings                      -          -            -           2,596
Adjustment of Unrealized
  Gains (Losses), Net          (166)         -            -            (166)
Stock Options Exercised           -          -            -             386
Cash Dividends Paid on
  Common Stock                    -          -            -            (569)
Long-Term Incentive
  Compensation Plan Shares        -          -            -             142
ESOP Shares Committed
   to be Released                 -         93            -             406
Treasury Stock                    -          -       (3,792)         (3,792)

Balance - June 30, 1998        $963      ($170)     ($3,792)        $55,141

See accompanying notes to consolidated financial statements.


[CAPTION]
                           NSS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           Increase (Decrease) In Cash & Cash Equivalents

                                            Six Months Ended June 30,
                                             1998               1997
                                                 ($ in thousands)
Cash Flows from Operating Activities:
  Net Earnings                               $ 2,596            $ 2,194
  Adjustments to Reconcile
    Net Earnings to Net Cash
     Provided (Used) by Operating Activities
     Provision for Credit Losses                 150                  -
     Deferred Income Tax                         144                681
     Provision for ESOP Benefit Cost             222                206
     Depreciation and Amortization               304                309
     Goodwill Amortization                       163                162
     Net Amortization of Discounts
         and Premiums on Securities              713                317
     Net Gains on Sales of Loans
         and Securities                         (126)               (50)
     Net Gains on Sales of OREO                  (44)              (208)
     Net (Increase) Decrease in
         Trading Securities                     (451)             1,137
     Increase in Accrued Interest
         Receivable                             (172)              (979)
     Increase in Other Assets                 (2,652)            (1,194)
     Decrease in Accrued Expense
         and Other Liabilities                   (18)              (646)
           Total Adjustments                  (1,767)              (265)

Net Cash Provided by Operating Activities        829              1,929

Cash Flows from Investing Activities:
   Proceeds from:
          Sales of Loans and Securities       40,936             47,065
          Maturities of Securities            25,828              9,005
          Sales of Other Real Estate Owned       602                939
   Purchases of Securities                   (71,271)          (102,320)
   Net Decrease (Increase) in Loans            7,812            (33,002)
   Additions to Goodwill                           -                (95)
   Additions to Bank Premises and Equipment     (390)              (872)

      Net Cash Provided by (Applied to)
           Investing Activities                3,517            (79,280)

Cash Flows from Financing Activities:
     Net Increase in Deposits                 14,225             11,343
     Repayments of FHLBB Advances
          and Other Borrowings              (112,542)           (64,211)
     Net Increase in Repurchase Agreements     5,908              8,300
     Advances from FHLB of Boston             87,430            116,854
     Proceeds from Exercised Stock Options       386                  -
     Proceeds from Advances from Credit Line   3,792                  -
     Purchase of Treasury Stock               (3,792)                 -
     Cash Dividends                             (569)              (366)

Net Cash (Applied to) Provided
     by Financing Activities                  (5,162)            71,920

Decrease in Cash and Cash Equivalents           (816)            (5,431)
Cash and Cash Equivalents - Beginning         22,041             18,851

Cash and Cash Equivalents - Ending           $21,225            $13,420

See accompanying notes to consolidated financial statements.


[CAPTION]
                      NSS BANCORP, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
       Increase (Decrease) In Cash & Cash Equivalents

                                             Six Months Ended June 30,
                                               1998            1997
                                                ($ in thousands)
SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION

Cash Paid During the Period For:
     Interest                                   $13,184          $12,740
     Income Taxes                                $1,458           $1,468

Non-Cash Investing and Financing Activities:
     Loans Receivable Transferred to OREO        $1,641             $681
     Loans Originated in Connection with
          Sale of OREO                           $1,225             $324
     Exchange of Loans for Mortgage-Backed
          Securities                             $1,176             $  -
     Transfer of Loans Receivable to
          Loans-Held-For-Sale                    $4,185             $  -

See accompanying notes to consolidated financial statements.


                          NSS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           June 30, 1998 (unaudited) and December 31, 1997


NOTE 1 - NATURE OF BUSINESS AND REGULATIONS
NSS Bancorp. Inc. (the Company or Bancorp) is the holding company for NSS Bank (Bank) (formerly Norwalk Savings Society). The Bank is a Connecticut state-chartered savings bank which provides a full range of banking services to its local area customers in and around southern Fairfield County, Connecticut. The Bank is subject to competition from various other financial institutions, and is also subject to the regulations of certain Federal and State agencies and undergoes periodic examination by those regulatory authorities.


NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 defines total comprehensive income as all changes in equity during a period from transactions and other events and circumstances from nonowner sources. Other comprehensive income includes revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income. The Company's other comprehensive income is generally comprised of unrealized gains and losses on securities available for sale. Disclosure of comprehensive income for the 1998 and 1997 periods is presented in the accompanying Consolidated Statements of Shareholders' Equity.


NOTE 3 -SUPPLEMENTAL DISCLOSURES

Additional information and supporting disclosures as to effective income tax rates, investment securities, loans, non-performing assets and related allowances for losses are included in Management's Discussion and Analysis.


NOTE 4 -OTHER SIGNIFICANT MATTERS

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

In February 1998, Bancorp obtained a $15 million line of credit from another bank in connection with its Treasury Stock Repurchase Program. The line of credit calls for interest at the prime rate, with a one year interest-only payment requirement and a four year principal and interest repayment term. The balance outstanding was $3.8 million at June 30, 1998.

On July 22, 1998, Bancorp's Board of Directors declared a cash dividend of thirteen cents ($.13) per share to common shareholders of record August 10, 1998 and payable on August 20, 1998.

On June 17, 1998, the Company announced that it had entered into an agreement with Summit Bancorp (Summit), Princeton, New Jersey, whereby the Company would be merged with and into Summit in a stock-for-stock exchange which is expected to close during the fourth quarter of 1998.


Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                              Overview

NSS Bancorp, Inc. (the "Company" or "Bancorp") is the holding company for NSS Bank ("NSS" or the "Bank"). The Company's principal asset consists of all of the outstanding shares of the Bank. NSS Bancorp was formed effective October 1, 1997, and is subject to regulation by the Board of Governors of the Federal Reserve System.

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

In October 1997 the Bank formed NSS Bancorp, Inc., a holding company, that will allow the Company to expand or enter into other financial service activities, capitalizing on its newly acquired business customer base and affording it the opportunity to expand its services to its existing consumer relationships. This reemphasis has not changed the Company's strong commitment to the communities where its business and consumer customers live and work.

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

The Company reported net earnings of $1.2 million, or basic and diluted earnings per common share of $.49 and $.46, respectively, for the three months ended June 30, 1998, and $2.6 million or $1.08 basic and $1.02 diluted earnings per share for the six months ended June 30, 1998.

During the three months ended June 30, 1998, the Company declared a $.13 dividend on common stock to its shareholders. The Company's stock price rose from $37.75 per share on January 1, 1998 to $47.25 per share on March 31, 1998 and $56.00 on June 30, 1998.

The Company's tier one leverage capital ratio was 7.9% as of June 30, 1998, qualifying it as "well capitalized" according to standards established by bank regulatory authorities.


                     RESULTS OF OPERATIONS

     Comparison of Operating Results for the Three Months Ended
                     June 30, 1998 and 1997

General

Net earnings for the three months ended June 30, 1998 were $1.2 million, or $.49 and $.46 per common share, on a basic and diluted basis, respectively. The Bank's net earnings were $1.2 million, or $0.48 and $0.46 per common share on a basic and diluted basis, respectively, for the comparable period of 1997.

The Bank recognized a $150,000 provision for credit losses in the three months ended June 30, 1998. There was no provision for credit losses in the same period of 1997.

There was a significant increase in correspondent loan program fees for the three months ended June 30, 1998 compared to 1997.

There was a decrease in gains from the sales of securities and loans for the three months ended June 30, 1998 compared to the same period in 1997.


Net Interest Income

Net interest income, which is the primary source of income for the Bank, is the difference between the interest, fees and dividends earned on loans and investments, and the interest paid on deposits and borrowings.

Net interest income was $5.0 million for the three months ended June 30, 1998, an increase of 8.3% over the $4.6 million for the three months ended June 30, 1997. The $379 thousand increase resulted from an increase in interest income of $464 thousand partially offset by an $85 thousand increase in interest expense. The $464 thousand increase in interest income was attributable to a $246 thousand increase in volume and a $218 thousand increase in rate, while the $85 thousand increase in interest expense resulted from a $106 thousand increase due to volume and a $21 thousand decrease related to rate.

The 4.2% increase in interest income, from $11.2 million in 1997 to $11.6 million in 1998, was primarily attributable to the growth in the securities portfolio, partially offset by the decrease in the interest income from the loan portfolio. The 1.3% increase in interest expense, from $6.6 million in 1997 to $6.7 million in 1998, resulted primarily from the increase in interest expense attributable to the increased level of money market deposits, partially offset by a favorable rate variance on time deposit accounts.

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


[CAPTION]

Table 1                  Three Months Ended June 30, 1998
                                     Compared to
                         Three Months Ended June 30, 1997

($ thousands)                                       1998
                                   Average                     Average
                                   Balance        Interest      Rate
Interest-Earning Assets
     Loans Receivable              $426,574       $ 8,214       7.70%
     Investment Securities           54,882           844       6.15
     Mortgage-Backed Securities      97,731         1,465       6.00
     Short-Term Investments          21,297           295       5.54
     Marketable Equities             39,966           825       8.26
     Total Interest-Earning Assets  640,450        11,643       7.27%

Non-Interest-Earning Assets
     Cash and Cash Equivalents       11,091
     Accrued Income Receivable        4,237
     Premises and Equipment           3,661
     Other                           12,478
      Less: Allowance for Credit
        Losses                       (5,449)
         Total Non-Interest-
           Earning Assets            26,018

         Total Assets              $666,468

Interest-Bearing Liabilities
   Deposits
   Regular Savings and NOW         $ 66,875           262       1.57%
   Super Savings and Money Market   112,613           965       3.43
   Time                             237,261         3,131       5.28
      Total Deposits                416,749         4,358       4.18
   Borrowings                       155,577         2,301       5.92
   Mortgage Escrow Deposits           3,578            27       3.02
      Total Interest-Bearing
         Liabilities                575,904         6,686       4.64

Non-Interest-Bearing Liabilities
   Non-Interest-Bearing Deposits     32,181
   Other Liabilities                  2,153
       Total Non-Interest-Bearing
          Liabilities                34,334

Shareholders' Equity                 56,230

Total Liabilities and
   Shareholders' Equity            $666,468

Net Interest-Earning Assets
   and Interest Rate Spread        $ 64,546                      2.64%

Net Interest Income and
   Net Yield on Average
   Interest-Earning Assets         $  4,957                      3.10%



($ thousands)                                       1997
                                  Average                        Average
                                  Balance        Interest        Rate
Interest-Earning Assets
    Loans Receivable              $437,105       $ 8,334         7.63%
    Investment Securities           50,849           957         7.53%
    Mortgage-Backed Securities      85,827         1,487         6.93%
    Short-Term Investment           11,392           167         5.86%
    Marketable Equities             34,548           234         2.71%
        Total Interest-Earning
           Assets                  619,721        11,179         7.22%

Non-Interest-Earning Assets
    Cash and Cash Equivalents       10,167
    Accrued Income Receivable        5,849
    Premises and Equipment           3,484
    Other                            6,519
         Less: Allowance for
            Credit Losses           (7,128)
         Total Non-Interest-
            Earning Assets          18,891

         Total Assets             $638,612

Interest-Bearing Liabilities
   Deposits
   Regular Savings and NOW        $ 62,181           254           1.63%
   Super Savings and Money Market   95,616           769           3.22%
   Time                            238,810         3,241           5.43%
       Total Deposits              396,607         4,264           4.30%
   Borrowings                      157,643         2,308           5.86%
   Mortgage Escrow Deposits          4,094            29           2.83%
       Total Interest-Bearing
         Liabilities               558,344         6,601           4.73%

Non-Interest-Bearing Liabilities
    Non-Interest-Bearing Deposits   27,429
    Other Liabilities                1,833
        Total Non-Interest-
           Bearing Liabilities      29,262

Shareholders' Equity                51,006

Total Liabilities and
   Shareholders' Equity           $638,612

Net Interest-Earning Assets
    and Interest Rate Spread      $ 61,377                         2.49%

Net Interest Income
    and Net Yield on Average
    Interest-Earning Assets                            $4,578      2.95%


Rate/Volume Analysis

The following table presents the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates or changes in volume of interest-earning assets and interest-bearing liabilities during the three months ended June 30, 1998 and 1997. Changes which are attributable to both rate and volume have been allocated proportionately.

[CAPTION]
Table 2                 THREE MONTHS ENDED JUNE 30, 1998
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1997


                                                                 NET
                                       RATE       VOLUME        CHANGE
                                             (in thousands)
INTEREST INCOME
     Loans Receivable                  $ 77        ($197)        ($120)
     Mortgage-Backed Securities        (214)         192           (22)
     Short-Term Investments              (9)         137           128
     Investment Securities              364          114           478

          Total                         218          246           464


INTEREST EXPENSE
Deposits
     Savings and Other                   10          (18)           (8)
     Super Savings and Money Market     (52)        (144)         (196)
     Time                                89           21           110

          Total Deposits                 47         (141)          (94)
Borrowings                              (24)          31             7
Mortgage Escrow Deposits                 (2)           4             2

          Total                          21         (106)          (85)

CHANGE IN NET INTEREST INCOME          $239         $140          $379



Provision for Credit Losses

The improvement in asset quality resulted in a $150 thousand provision for credit losses in the 1998 period and no provision during the 1997 period. (See Financial Condition - Non-Performing Assets/Asset Quality).

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

[CAPTION]
Table 3 - Non-Interest Income              Three Months Ended June 30,
                                                   ($ thousands)
                                                1998          1997
Non-Interest Income
  Fee Income:
        Loan Servicing Fees                     $   38        $   45
        Other Loan Fees                             63            71
        Deposit Service Charges                    218           205
        Credit Card Fees                           439           393
        Trust Department Fees                      161           137
        Correspondent Loan Program Fees            208            21
        Other                                       50            52
               Total Fees                        1,177           924

  Gains on Sales of Assets:
        Net Gains on Securities                    149           338
        Net Gain on Sale of Loans                    -             -
               Total Gains on Sales of Assets      149           338

Total Non-Interest Income                       $1,326        $1,262

Non-interest income increased from $1.26 million for the three months ended June 30, 1997 to $1.33 million, an increase of 5.1% for the comparable period in 1998. Total fees for the three months ended June 30, 1997 were $900 thousand compared to $1.2 million for the three months ended June 30, 1998; the increase of $253 thousand, or 27.4%, was due primarily to increases in correspondent loan program fees and credit card fees.

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

[CAPTION]
Table 4 - Non-Interest Expense

                                         Three Months Ended June 30,
                                                ($ thousands)
                                               1998          1997
General and Administrative Expense
   Compensation                                $1,494        $1,360
   Employee Benefits                              614           475
   Occupancy and Equipment                        423           435
   Credit Card Processing                         364           298
   Data Processing                                256           257
   Regulatory Assessments                          14            13
   Marketing                                      200           158
   Legal and Professional                         291           253
   Printing, Postage and Office Supplies          218           190
   Insurance                                       46            49
   Amortization of Goodwill                        81            81
   Other                                          324           358
      Total                                     4,325         3,927

OREO Related Expense
   Net Holding Costs and Expenses                  26            14
   Net Gain on Sales of OREO                      (14)          (28)
      Total                                        12           (14)

Total Non-Interest Expense                     $4,337        $3,913


Non-interest expense was $3.9 million for the three months ended June 30, 1997, compared to $4.3 million for the same period in 1998, an increase of 10.8%.

Overall, Non-interest expense did not increase significantly; however, the general and administrative expense component increase was comprised of three major categories: Compensation and benefits, Marketing, and Legal and professional.

General and Administrative Expense

Of the total increase of $398 thousand in general and administrative expense, a significant part of the increase was attributable to compensation and benefits. The cost of the Employee stock ownership program (ESOP) accounts for a significant portion of the benefits expenses.

The increase in Marketing expense resulted from the continued efforts to promote the Bank's products and services, while the increased Legal and Professional costs resulted from costs associated with the holding company and shareholder relations.


OREO Related Expenses

OREO related expenses continued to decline to nominal levels.


Provision for Income Taxes

The Company's income is subject to Federal and State taxation at a combined rate approximating 40%. The Bank's effective tax rate for the three months ended June 30, 1997 was 40.3%, compared to the Company's effective tax rate of 35.5% for the comparable period in 1998. The decrease was substantially due to the tax savings from the dividend earnings on the Bank's equity securities portfolio, a substantial portion of which is exempt from both State and Federal taxation.

[CAPTION]

                                              Three Months Ended June 30,
                                                  1998          1997
                                                    ($ thousands)
                                          Amount    %         Amount    %

Tax at Statutory Federal Rate             $610      34.0      $655      34.0
State Tax, Net of Federal Benefit           96       5.3       128       6.6
Non-Deductible ESOP Expense Provision       55       3.1        43       2.2
Dividends Received Deduction              (127)     (7.1)      (49)     (2.5)
Other, Net                                   4       0.2         -         -

             Total                        $638      35.5%     $777      40.3%


                             RESULTS OF OPERATIONS

            Comparison of Operating Results for the Six Months Ended
                            June 30, 1998 and 1997

General

Net earnings for the six months ended June 30, 1998 were $2.6 million, or $1.08 and $1.02 per common share, on a basic and diluted basis, respectively. The Bank's net earnings were $2.2 million, or $.91 and $.88 per common share on a basic and diluted basis, respectively, for the comparable period of 1997.

The Bank recognized a $150,000 provision for credit losses in the six months ended June 30, 1998. There was no provision for credit losses in the same period of 1997.

There was a significant increase in correspondent loan program fees for the six months ended June 30, 1998 compared to 1997.

There was a significant increase in gains from the sales of securities and loans for the six months ended June 30, 1998 compared to the same period in 1997.


Net Interest Income

Net interest income, which is the primary source of income for the Bank, is the difference between the interest, fees and dividends earned on loans and investments, and the interest paid on deposits and borrowings.

Net interest income was $10.1 million for the six months ended June 30, 1998, an increase of 8.9% over the $9.2 million for the six months ended June 30, 1997. The $824 thousand increase resulted from an increase in interest income of $1.3 million partially offset by a $475 thousand increase in interest expense. The $1.3 million increase in interest income was attributable to an $819 thousand increase in volume and a $480 thousand increase in rate, while the $475 thousand increase in interest expense resulted from a $465 thousand increase due to volume and a $10 thousand increase related to rate.

The 5.9% increase in interest income, from $22.0 million in 1997 to $23.3 million in 1998, was primarily attributable to the growth in dividend income from the investment portfolio; the increase in the interest income from the loan portfolio was attributable primarily to rate. The 3.7% increase in interest expense, from $12.8 million in 1997 to $13.3 million in 1998, resulted primarily from the increase in interest expense attributable to the increased level of money market deposits, partially offset by a favorable rate variance on time deposit accounts, and a significant increase in borrowings.

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


[CAPTION]
Table 1

                                   Six Months ended June 30, 1998
                                            Compared to
                                   Six Months Ended June 30, 1997

($ thousands)                                 1998
                                   Average                    Average
                                   Balance     Interest          Rate
Interest-Earning Assets
   Loans Receivable                $423,256    $16,621          7.85%
   Investment Securities             60,773      1,700          5.59%
   Mortgage-Backed Securities        96,524      3,116          6.46%
   Short-Term Investments            21,864        580          5.31%
   Marketable Equities               41,033      1,306          6.37%
   Total Interest-Earning Assets    643,450     23,323          7.25%

Non-Interest-Earning Assets
   Cash and Cash Equivalents         11,004
   Accrued Income Receivable          4,618
   Premises and Equipment             3,691
   Other                             12,646
      Less: Allowance for
             Credit Losses           (5,433)
      Total Non-Interest-
             Earning Assets          26,526

      Total Assets                 $669,976

Interest-Bearing Liabilities
   Deposits
   Regular Savings and NOW         $ 68,378         518        1.52%
   Super Savings and Money Market   116,395       1,808        3.11%
   Time                             234,542       6,321        5.39%
      Total Deposits                419,315       8,647        4.12%
   Borrowings                       155,108       4,566        5.89%
   Mortgage Escrow Deposits           3,884          48        2.47%
      Total Interest-Bearing
        Liabilities                 578,307      13,261        4.59%

Non-Interest-Bearing Liabilities
   Non-Interest-Bearing Deposits     33,946
   Other Liabilities                  2,189
       Total Non-Interest-Bearing
           Liabilities               36,135

Shareholders' Equity                 55,534

Total Liabilities and
   Shareholders' Equity            $669,976

Net Interest-Earning Assets
   and Interest Rate Spread         $65,143                    2.66%

Net Interest Income and
   Net Yield on Average
   Interest-Earning Assets                       $10,062       3.13%



                                     Six Months Ended June 30, 1998
                                              Compared to
                                     Six Months Ended June 30, 1997

($ thousands)                                   1997
                                     Average                  Average
                                     Balance    Interest         Rate
Interest-Earning Assets
   Loans Receivable                  $429,410   $16,297          7.59%
   Investment Securities               45,357     1,656          7.30%
   Mortgage-Backed Securities          90,978     3,253          7.15%
   Short-Term Investments              11,684       364          6.23%
   Marketable Equities                 26,477       454          3.43%
      Total Interest-Earning Assets   603,906    22,024          7.29%

Non-Interest-Earning Assets
   Cash and Cash Equivalents           12,439
   Accrued Income Receivable            5,100
   Premises and Equipment               3,393
   Other                                6,909
      Less: Allowance for Credit
             Losses                    (7,304)
      Total Non-Interest-Earning
             Assets                    20,537

      Total Assets                   $624,443

Interest-Bearing Liabilities
   Deposits
   Regular Savings and NOW           $ 59,834        475        1.59%
   Super Savings and Money Market      94,713      1,498        3.16%
   Time                               239,609      6,484        5.41%
      Total Deposits                  394,156      8,457        4.29%
   Borrowings                         146,780      4,278        5.83%
   Mortgage Escrow Deposits             3,688         51        2.77%
      Total Interest-Bearing
        Liabilities                   544,624     12,786        4.70%

Non-Interest-Bearing Liabilities
   Non-Interest-Bearing Deposits       26,497
   Other Liabilities                    2,505
      Total Non-Interest-Bearing
          Liabilities                  29,002

Shareholders' Equity                   50,817

Total Liabilities and
   Shareholders' Equity              $624,443

Net Interest-Earning Assets
    and Interest Rate Spread          $59,282                       2.59%

Net Interest Income and Net Yield
on Average Interest-Earning Assets                   $9,238         3.06%



Rate/Volume Analysis

The following table presents the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates or changes in volume of interest-earning assets and interest-bearing liabilities during the six months ended June 30, 1998 and 1997. Changes which are attributable to both rate and volume have been allocated proportionately.

[CAPTION]
Table 2

                  SIX MONTHS ENDED JUNE 30, 1998
                           COMPARED TO
                  SIX MONTHS ENDED JUNE 30, 1997


                                                                   NET
                                  RATE           VOLUME           CHANGE
                                              (in thousands)
INTEREST INCOME
     Loans Receivable              $393        $(69)              $  324
     Mortgage-Backed Securities    (205)         68                 (137)
     Short-Term Investments         (15)        231                  216
     Investment Securities          307         589                  896

           Total                    480         819                1,299

INTEREST EXPENSE
  Deposits
     Savings and Other                6         (49)                 (43)
     Super Savings and Money Market   0        (310)                (310)
     Time                            24         139                  163

           Total Deposits            30        (220)                (190)

  Borrowings                        (44)       (244)                (288)
  Mortgage Escrow Deposits            4          (1)                   3

           Total                    (10)       (465)                (475)

CHANGE IN NET INTEREST INCOME      $470        $354                 $824


Provision for Credit Losses

The Bank provided $150,000 for loan losses in the 1998 period and no provision during the comparable period in 1997. (See Financial Condition
- Non-Performing Assets/Asset Quality).

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

[CAPTION]
Table 3 - Non-Interest Income

                                            Six Months Ended June 30,
                                                  ($ thousands)
                                               1998          1997
Non-Interest Income
  Fee Income:
     Loan Servicing Fees                       $  127        $  152
     Other Loan Fees                               77            80
     Deposit Service Charges                      425           406
     Credit Card Fees                             776           687
     Trust Department Fees                        310           278
     Correspondent Loan Program Fees              362            36
     Other                                        105           120
          Total Fees                            2,182         1,759

  Gains on Sales of Assets:
     Net Gains on Securities                      360           363
     Net Gain on Sale of Loans                    119             -
          Total Gains on Sales of Assets          479           363

Total Non-Interest Income                      $2,661        $2,122


Non-interest income increased from $2.1 million for the six months ended June 30, 1997 to $2.7 million, an increase of 25.4% for the comparable period in 1998. Total fees for the six months ended June 30, 1997 were $1.8 million compared to $2.2 million for the six months ended June 30, 1998; the increase of $423 thousand, or 24.0%, was due primarily to increases in correspondent loan program fees.

The other component of Non-interest income is Gains on Sales of Assets. The Bank continues to derive a significant portion of its non-interest income from its Trading portfolio investment strategy whereby covered call options are sold against high quality equities, primarily for yield enhancement. During the six months ended June 30, 1998, the Bank sold certain residential loans which it had previously identified as Held-for-Sale as of December 31, 1997 and recognized gains of approximately $119 thousand.


Non-Interest Expense

Non-interest expense is comprised of general and administrative expenses incurred in managing the business of the Bank and costs associated with managing and selling OREO properties.


The table that follows indicates the elements of Non-interest expense, including OREO related expense, which is directly related to the level of non-performing assets.

[CAPTION]
Table 4 - Non-Interest Expense

                                           Six Months Ended June 30,
                                                 ($ thousands)
                                               1998          1997
General and Administrative Expense
     Compensation                              $2,897        $2,813
     Employee Benefits                          1,229         1,043
     Occupancy and Equipment                      864           920
     Credit Card Processing                       661           545
     Data Processing                              492           480
     Regulatory Assessments                        27            28
     Marketing                                    367           264
     Legal and Professional                       632           500
     Printing, Postage and Office Supplies        421           403
     Insurance                                     96           106
     Amortization of Goodwill                     163           162
     Other                                        658           544
          Total                                 8,507         7,808

OREO Related Expense
     Net Holding Costs and Expenses                56            98
     Net Gain on Sales of OREO                    (44)         (208)
     Provision for Estimated Losses                 -             -
          Total                                    12          (110)

Total Non-Interest Expense                     $8,519        $7,698


Non-interest expense was $7.7 million for the six months ended June 30, 1997, compared to $8.5 million for the same period in 1998, an increase of 10.7%. Overall, Non-interest expense did not increase significantly.


General and Administrative Expense

Of the total increase of $700 thousand in general and administrative expense, a significant part of the increase was attributable to compensation and benefits. The cost of the Employee stock ownership program (ESOP) accounts for a significant portion of the benefits expenses.

The increase in Marketing expense resulted from the continued efforts to promote the Bank's products and services, while the increased Legal and Professional costs resulted from costs associated with the holding company and shareholder relations.


OREO Related Expenses

OREO related expenses continued to decline to nominal levels.


Provision for Income Taxes

The Company's income is subject to Federal and State taxation at a combined rate approximating 40%. The Bank's effective tax rate for the six months ended June 30, 1997 was 40.1%, compared to the Company's effective tax rate of 36.0% for the comparable period in 1998. The decrease was substantially due to the tax savings from the dividend earnings on the Bank's equity securities portfolio, a substantial portion of which is exempt from both State and Federal taxation.


[CAPTION]

                                                 Six Months Ended June 30,
                                                   1998            1997
                                                      ($ thousands)

                                       Amount     %           Amount    %
Tax at Statutory Federal Rate          $1,378     34.0%       $1,245    34.0%
State Tax, Net of Federal Benefit         220      5.4%          242     6.6%
Non-Deductible ESOP Expense Provision     104      2.6%           79     2.2%
Dividends Received Deduction             (250)    (6.2%)         (99)   (2.7%)
Other, Net                                  6      0.2%            1     0.0%

                   Total               $1,458     36.0%       $1,468    40.1%



FINANCIAL CONDITION

General

Total assets were $651.8 million as of June 30, 1998 representing a $2.4 million decrease from the $654.2 million at December 31, 1997. Total loans, net of allowance for credit losses, were $413.0 million, a decrease of $12.8 million from the $425.8 million as of December 31, 1997. Total investment securities were $189.8 million as of June 30, 1998, an increase of $9.3 million from $180.5 million as of December 31, 1997. Total deposits were $458.5 million, an increase of $14.3 million from the December 31, 1997 level of $444.2 million. Total other borrowed money was $136.3 million as of June 30, 1998, a decrease of $15.4 million from the December 31, 1997 level of $151.7 million. Shareholders' equity was $55.1 million as of June 30, 1998, a decrease of $1.0 million from the December 31, 1997 level of $56.1 million. The Company's tier one leverage capital ratio was 7.9% as of June 30, 1998, compared to 8.2% as of December 31, 1997.


Investment Securities

Total securities amounted to $189.8 million as of June 30, 1998 compared to $180.5 million at December 31, 1997, representing a $9.3 million increase or 5.2%. The activity in the investment securities portfolio resulted from a number of Government Agency Bonds being called during the first quarter and the Bank reinvested the proceeds into fixed-rate mortgage-backed securities; during the second quarter the Bank increased its level of investments in equity securities, primarily in trust preferred issues, when significant amounts of mortgage-backed securities prepaid during the period.

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


The following table presents a summary of the investments and other securities portfolios as of June 30, 1998 and December 31, 1997, fair values and unrealized gains and losses as of those dates.

[CAPTION]
Table 5 - Investment & Other Securities
             ($ thousands)

                                          June 30, 1998
                             Amortized      Unrealized    Holding       Fair
                               Cost           Gains        Losses      Value

     Available-for-Sale

U.S. Government and Federal
   Agency Obligations          $ 35,517       $  100        $  -     $ 35,617
Mortgage-Backed Securities       84,765          154         327       84,592
Equity Securities and Other      65,643        1,795         106       67,332

     Total Available-for-Sale  $185,925       $2,049        $433     $187,541

     Trading

Equity Securities                $2,398       $ -           $117      $ 2,281

                                        December 31, 1997
                              Amortized    Unrealized     Holding      Fair
                                Cost         Gains         Losses     Value

     Available-for-Sale

U.S. Government and Federal
  Agency Obligations           $ 55,122       $ 190         $ 55    $ 55,257
Mortgage-Backed Securities       85,543         461           56      85,948
Equity Securities and Other      36,091       1,429           58      37,462

     Total Available-for-Sale  $176,756      $2,080         $169    $178,667

     Trading

Equity Securities                $1,976         $ 4         $150      $1,830


Loans

Total loans, before reductions for deferred credits, fees and the allowance for credit losses, amounted to $423.1 million as of June 30, 1998, representing a $14.5 million or 3.3% decrease from the December 31, 1997 level of $437.6 million. The overall decrease in the loan portfolio was not significant. The change in mix in the portfolio reflects the dynamics of the current interest rate markets.

During the first six months of 1998, the Bank's response to the increased level of demand for the 30-year residential fixed-rate mortgage was to utilize the correspondent loan program. Additionally, in conjunction with the management of the portfolio, the Bank sold or securitized $5.6 million, of which $5.3 million was identified as loans held-for-sale as of December 31, 1997. At June 30, 1998, the Bank has identified $4.2 million of residential loans held-for-sale.


[CAPTION]
Table 6 - Loan Portfolio

       ($ thousands)
                               June 30, 1998         December 31, 1997
Real Estate Loans
   One-to-Four Family
     Adjustable Rate           $257,450   60.85%     $278,231   63.59%
   One-to-Four Fixed Rate        70,888   16.76%       64,510   14.74%
   One-to-Four Held-For-Sale      4,185    0.99%        5,311    1.21%
   Multi-Family                   2,829    0.67%        5,398    1.24%
   Commercial Real Estate        57,532   13.60%       55,124   12.60%
   Home Equity Lines-of-Credit    7,406    1.75%        7,632    1.74%
   Home Improvement and Second
      Mortgage                    4,167    0.98%        2,852    0.65%
   Land                             552    0.13%          640    0.15%
   Construction                   2,847    0.67%        2,942    0.67%

          Total                 407,856   96.40%      422,640   96.59%

Commercial Loans                  7,463    1.76%        7,587    1.73%

Consumer Loans
   Passbook                       1,204    0.29%        1,508    0.34%
   Automobile Loans               2,048    0.48%        2,332    0.53%
   Credit Cards                   1,838    0.43%        1,409    0.32%
   Other Consumer                 2,661    0.64%        2,104    0.49%

          Total                   7,751    1.84%        7,353    1.68%

Total Loans, Gross              423,070  100.00%      437,580  100.00%
     Deferred Fees and Credits     (498)                 (625)
                                422,572               436,955

Allowance for Credit Losses      (5,374)               (5,832)

Total Loans, Net                417,198               431,123
One-to-four Family
    Held-For-Sale                (4,184)               (5,311)

Loans, Net                     $413,014              $425,812


Non-Performing Assets/Asset Quality

The Bank's level of non-performing assets continued to steadily decline during the years 1996, 1997 and continued into 1998. Total non-performing assets as of June 30, 1998 were $4.1 million or .63% of total assets. As of December 31, 1997 non-performing assets were $5.4 million, representing 0.83% of total assets.

The Bank's Watch List is comprised of loans which have been identified by the Bank's credit analysis system as exhibiting more than usual risk of non-performance or loss. The Bank's Watch List was $7.5 million at June 30, 1998, compared to $11.7 million at December 31, 1997.

Of the total non-performing assets, non-performing loans were $3.6 million as of June 30, 1998 compared to $4.8 million as of December 31, 1997. There were no troubled debt restructurings included in non-performing loans as of December 31, 1997 and June 30, 1998.

The allowance for credit losses amounted to $5.4 million as of June 30, 1998 representing coverage of 147.3% compared to $5.8 million as of December 31, 1997, representing coverage of 120.3% of non-performing loans. The credit risk allowance for the FFB&T acquired loans was $573 thousand as of June 30, 1998.

Net charge-offs in the first six months of 1998 were $608 thousand or 14 basis points of the average loan portfolio, compared to $423 thousand or 10 basis points of the average loan portfolio for the six months ended June 30, 1997.

Details of the Bank's asset quality are shown in the analysis provided by the following table.

[CAPTION]
Asset Quality

                                                  At June 30,
($ thousands)                              1998                 1997
Non-Performing Assets
  Non-Accrual Loans                        $ 3,647              $ 8,468
  Restructured Loans                             -                    -

      Total Non-Performing Loans             3,647                8,468

Foreclosed Assets                              433                  485
Allowance for Estimated OREO Losses              -                    -
     Total OREO                                433                  485

Total Non-Performing Assets                $ 4,080              $ 8,953

Allowance for Credit Losses
  Balance at Beginning of Period           $ 5,832              $ 7,334
  Provision for Credit Losses                  150                    -
  Allocated to FFB&T Acquired Loans              -                    -
  Charge-Offs                               (1,174)                (892)
  Recoveries                                   566                  469
     Net Charge-Offs                          (608)                (423)
Balance at End of Period                   $ 5,374              $ 6,911

Allowance for Estimated OREO Losses

  Balance at Beginning of Period           $ -                  $ -
  Provision for Estimated OREO Losses        -                    -
  Charge-Offs                                -                    -
Balance at End of Period                   $ -                  $ -

Loans Receivable, gross
  End of Period                            418,886              450,755
  Average                                  423,256              429,410

Assets, end of Period                      651,825              663,668


Ratios

  Allowance for Credit Losses to
     Total Loans                             1.28%                 1.56%
  Net Charge-Offs to Average Loans           0.14%                 0.10%
  Non-Performing Loans to Total Loans        0.87%                 1.91%
  Non-Performing Assets to Total Assets      0.63%                 1.35%
  Allowance for Credit Losses to
      Non-Performing Loans                 147.35%                81.61%


                                                   At December 31,
                                         1997          1996          1995
Non-Performing Assets
  Non-Accrual Loans                      $4,847        $10,441       $12,598
  Restructured Loans                          -              -           472

     Total Non-Performing Loans           4,847         10,441        13,070

Foreclosed Assets                           574            858         4,267
Allowance for Estimated OREO Losses           -              -             -
     Total OREO                             574            858         4,267

Total Non-Performing Assets              $5,421        $11,299       $17,337

Allowance for Credit Losses
  Balance at Beginning of Period         $7,334        $ 4,170       $ 4,827
  Provision for Credit Losses                 -          4,415         1,005
  Allocated to FFB&T Acquired Loans           -          1,000             -
  Charge-Offs                            (2,155)        (2,488)       (1,799)
  Recoveries                                653            237           137
     Net Charge-Offs                     (1,502)        (2,251)       (1,662)
Balance at End of Period                 $5,832         $7,334        $4,170


Allowance for Estimated OREO Losses

   Balance at Beginning of Period        $   -          $  -          $ 802
   Provision for Estimated OREO Losses       -           459            460
   Charge-Offs                               -          (459)        (1,262)
Balance at End of Period                 $   -          $  -          $  -

Loans Receivable, gross
    End of Period                        432,269        418,818       360,475
    Average                              435,610        403,207       323,072

Assets, end of Period                    654,222        589,589       515,267

Ratios

  Allowance for Credit Losses
       to Total Loans                    1.35%          1.75%          1.16%
  Net Charge-Offs to Average Loans       0.34%          0.56%          0.53%
  Non-Performing Loans to Total Loans    1.12%          2.49%          3.63%
   Non-Performing Assets to Total Assets 0.83%          1.92%          3.36%
  Allowance for Credit Losses to
     Non-Performing Loans              120.32%         70.24%         31.91%



Deposits

Total deposits at June 30, 1998 were $458.5 million compared to $444.2 million at December 31, 1997, an increase of $14.3 million or 3.2%. The Bank continues to seek deposits with marketing and sales efforts concentrated on its new and diversified products. The Bank does not solicit, nor does it accept, brokered deposits.

The following table presents a summary of deposits as of June 30, 1998 and December 31, 1997.

[CAPTION]
Table 8 - Deposits

                               June 30, 1998            December 31, 1997
($ in thousands)
Demand Deposits                $ 36,620    8.0%         $ 27,471      6.2%
Savings
  Regular Savings                29,491    6.4%           29,455      6.6%
  Super Savings                  44,254    9.7%           47,863     10.8%
  NOW                            39,095    8.5%           37,287      8.4%
  Money Market                   73,282   16.0%           55,541     12.5%
  Escrow Deposits                 4,653    1.0%            4,727      1.1%
Certificates
  Certificate Accounts          182,378   39.8%          204,129     45.9%
  Money Market Certificates      48,677   10.6%           37,738      8.5%
Total Deposits                 $458,450  100.0%         $444,211    100.0%


Federal Home Loan Bank of Boston Advances and Other Borrowings

The Bank continues to utilize the FHLB as a source of funds alternative to the traditional deposit account relationship. As of June 30, 1998 borrowings totaled $85.9 million compared to $110.9 million as of December 31, 1997. In addition, the Bank increased the use of the reverse repurchase agreement as a means to borrow funds. These agreements are essentially collateralized borrowings, similar to FHLB borrowings, and to the extent that the rates and terms are more favorable, the Bank utilizes the reverse repurchase agreement in lieu of an FHLB borrowing. As of June 30, 1998, borrowings outstanding under reverse repurchase agreements were $46.4 million compared to $40.4 million as of December 31, 1997.

The Company has reflected the guaranty of the ESOP loan as an obligation in accordance with applicable accounting requirements. This loan was a five-year adjustable rate loan (convertible to a fixed rate at the Bank's option) with interest and principal payable monthly. In 1997 the Company refinanced the loan into a two-year fixed rate loan. The outstanding balance was $193 thousand as of June 30, 1998.

Borrowings from the FHLB, reverse repurchase agreements and the ESOP loan amounted to $136.3 million as of June 30, 1998 at a weighted average rate of 5.7% and a weighted average maturity of 1.9 years, compared to $151.7 million at a weighted average rate of 5.8% and a weighted average maturity of 1.4 years at December 31, 1997. As a percentage of total assets, these borrowings amounted to 20.9% as of June 30, 1998 compared to 23.2% as of December 31, 1997.

As a means of financing the repurchases of its stock, the Company arranged for a line of credit from another bank in the amount of $15.0 million. As of June 30, 1998 there was $3.8 million in the outstanding balance.


Shareholders' Equity

Shareholders' equity at June 30, 1998 decreased to $55.1 million from $56.1 million at December 31, 1997, reflecting tier 1 regulatory leverage capital ratios of 7.9% and 8.2%, respectively.

As of June 30, 1998, in conjunction with the Company's stock repurchase program, the Company had acquired 90,500 shares at a cost of $3.8 million.

The following table indicates required and actual levels of capital for the Company and the Bank as of June 30, 1998 and December 31, 1997.

[CAPTION]

Regulatory Capital           Required         Actual            Actual
                                           June 30, 1998   December 31, 1997
Company
Tier 1 Risk-Based Capital        4.0%         14.3%             15.4%
Total Risk-Based Capital         8.0%         15.5%             16.6%
Tier 1 Leverage Capital      4.0% - 5.0%       7.9%              8.2%

Bank
Tier 1 Risk-Based Capital        4.0%         14.1%             14.3%
Total Risk-Based Capital         8.0%         15.4%             15.5%
Tier 1 Leverage Capital      4.0% - 5.0%       7.8%              7.6%



Liquidity and Interest Rate Management

Liquidity is the ability of the Bank to meet its cash flow requirements arising from fluctuations in loans, securities, deposits, and other borrowings. At June 30, 1998 the Bank's primary liquidity, consisting of cash, cash equivalents, marketable securities with maturities of one year or less and loans held for sale was $82.1 million or 12.6% of total assets. In addition, liquidity is the ability of the Company to meet its cash flow requirements to pay operating expenses, dividends, and other payments as may be necessary.

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

As of June 30, 1998, the Bank had approved loan commitments outstanding for one-to four-family loans of $8.9 million. In addition, there was $9.8 million of unused credit under the home equity line-of-credit facility, $1.0 million under the overdraft protection credit line facility, and $2.7 million in unused credit card lines. The unadvanced portion of residential construction loans amounted to $1.8 million. There were $8.4 million in approved loan commitments and $1.2 million in approved line-of-credit commitments in the Commercial Lending Department, $3.9 million in unused commercial lines of credit and $0.2 million in commercial letters of credit outstanding.

Management believes that the Company's liquidity is currently in a position to meet normal operating needs. To meet unexpected demands, the Bank maintains a line of credit with the FHLB. At June 30, 1998, this line of credit was $11.8 million, of which no amount was outstanding.

Management also believes that the capital positions of the Company and the Bank are currently adequate to meet present needs and anticipated growth. (See Shareholders' Equity).


Market Price of Common Stock

NSS Bancorp (Norwalk Savings Society prior to October 1, 1997) trades on the NASDAQ National Market under the symbol "NSSY".

The following table sets forth the high/low price range as reported by NASDAQ and dividends paid for the periods indicated:

[CAPTION]

                            1998                            1997
                   High     Low       Div.         High     Low      Div.
First Quarter      $48.50   $36.63    $0.10        $26.25   $22.94   $0.05
Second Quarter     $57.13   $42.00    $0.13        $31.00   $23.00   $0.10
Third Quarter      $  -     $  -      $ -          $37.50   $28.25   $0.10
Fourth Quarter     $  -     $  -      $ -          $40.25   $31.75   $0.10


                            1996
                   High     Low       Div.
First Quarter      $22.00   $18.75    $  -
Second Quarter     $22.25   $17.94    $0.05(a)
Third Quarter      $23.13   $20.88    $0.05
Fourth Quarter     $24.88   $22.75    $0.05

(a) The Bank began paying dividends in the second quarter of 1996.


At June 30, 1998 NSS Bancorp had approximately 700 shareholders of record.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There has been no material change from December 31, 1997 to June 30, 1998, in either the qualitative or quantitative market risks, from the disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

[CAPTION]
NSS BANCORP, INC.           SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

FINANCIAL CONDITION DATA                         June 30,
($ thousands)                             1998               1997

Total assets                          $651,825           $663,668
Investment securities                  189,822            184,965
Loans receivable                       418,388            450,041
Allowance for credit losses             (5,374)            (6,911)
Deposits                               458,450            435,031
Borrowed funds                         136,260            174,986
Shareholders' equity                    55,141             51,910
OREO, net                                  433                485
Non-accrual/non-performing loans         3,647              8,468
 Total non-performing assets             4,080              8,953

EARNINGS DATA                               Six Months June 30,

($ thousands, except per share data)      1998               1997

Net interest income                    $10,062             $9,238
Provision for credit losses                150                  0
Net gains on sales of assets
   and liabilities                         349                186
Other non-interest income                2,312              1,936
OREO related costs (gain), net              12               (110)
Other non-interest expense               8,507              7,808
Income before income tax provisions      4,054              3,662
Current tax provision                    1,314                788
Deferred tax provision (benefit)           144                680
Income before ADP program                2,596              2,194
Effect of ADP program                        0                  0
Net income (loss)                       $2,596             $2,194
Income per share:  Basic                $ 1.08            $  0.91
Income per share: Assuming Dilution     $ 1.02            $  0.88


NSS BANCORP, INC.           SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS


FINANCIAL CONDITION DATA                        December 31,

($ thousands)                        1997           1996            1995

Total assets                         $654,222       $589,589        $515,267
Investment securities                 180,497        140,101         123,865
Loans receivable                      431,644        418,100         359,966
Allowance for credit losses            (5,832)        (7,334)         (4,170)
Deposits                              444,211        423,290         402,797
Borrowed funds                        151,671        114,043          67,123
Shareholders' equity                   56,138         49,353          43,595
OREO, net                                 574            858           4,267
Non-accrual/non-performing loans        4,847         10,441          13,070
 Total non-performing assets            5,421         11,299          17,337

EARNINGS DATA                            Years ended December 31,

($ thousands, except per share data) 1997            1996           1995

Net interest income                  $19,373         $17,615        $14,617
Provision for credit losses                0           4,415          2,105
Net gains on sales of assets
    and liabilities                    1,459           4,156            798
Other non-interest income              3,787           2,687          1,897
OREO related costs (gain), net          (103)          1,362          1,415
Other non-interest expense            15,827          14,104         11,304
Income before income tax provisions    8,895           4,577          2,488
Current tax provision                  1,973             175             10
Deferred tax provision (benefit)       1,357          (1,300)        (1,200)
Income before ADP program              5,565           5,702          3,678
Effect of ADP program                      0               0          1,100
Net income (loss)                     $5,565          $5,702         $4,778
Income per share: Basic               $ 2.31          $ 2.39         $ 2.04
Income per share: Assuming Dilution   $ 2.20          $ 2.34         $ 2.03



           SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS  (cont.)

PERFORMANCE, CAPITAL and ASSET QUALITY RATIOS
                                              Six Months June 30,
                                              1998          1997
Performance:
Tangible book value per share
    at period end                             $22.62            $20.84
Return on average assets:
     Before ADP program                        0.78%             0.71%
     After ADP program                          n/a               n/a
Return on average equity
     Before ADP program                        9.24%             8.62%
     After ADP program                          n/a               n/a
Net interest margin                            3.13%             3.06%

Capital:
Tier 1 leverage                                7.92%             7.76%
Total risk-based                              15.51%            15.28%

Asset quality:
Non-performing assets to total assets          0.63%             1.35%
Non-performing loans to total loans            0.87%             1.91%
Allowance for credit losses to
    non-performing loans                     147.35%            81.61%
Allowance for credit losses to
    loans receivable                           1.28%             1.56%


                                      Years ended December 31,
                               1997              1996              1995
Performance:
Tangible book value per
    share at period end        $22.44            $19.90            $18.44
Return on average assets:
     Before ADP program         0.87%             0.97%             0.76%
     After ADP program           n/a               n/a              0.99%
Return on average equity
     Before ADP program        10.54%            12.52%             8.97%
     After ADP program           n/a               n/a             11.65%
Net interest margin             3.11%             3.12%             3.17%

Capital:
Tier 1 leverage                 8.18%             7.90%             8.43%
Total risk-based               16.61%            17.00%            17.90%

Asset quality:
Non-performing assets
   to total assets              0.83%             1.92%             3.36%
Non-performing loans
   to total loans               1.12%             2.50%             3.63%
Allowance for credit losses
   to non-performing loans    120.32%            70.24%            31.91%
Allowance for credit losses
   to loans receivable          1.35%             1.75%             1.16%



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
      Not applicable

Item 2.  Changes in Securities
      Not applicable

Item 3.  Defaults upon Senior Securities
      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
      Not applicable

Item 5.  Other Information
      Not applicable

Item 6.  Exhibits and Reports on Form 8-K

1. July 2, 1998...The Company reported that it had entered into an agreement dated June 17, 1998 which provided for the merger of the company with and into Summit Bancorp, Princeton, New Jersey, in a stock-for-stock exchange which is expected to close in the fourth quarter of 1998.


Exhibit Index

    Exhibit                                      Pages of
    Number                                       this Report

     27.2          Financial Data Schedule       33 - 34





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized.

                        NSS BANCORP, Inc.

                        Registrant



Date :  August 13, 1998       by:   /s/     Robert T. Judson
                                            Robert T. Judson
                                            President & CEO


Date :  August 13, 1998       by:  /s/      Marcus I. Braverman, CPA
                                            Marcus I. Braverman
                                            Sr. VP, Treasurer & CFO