Form 10-Q
period 1998-09-30
NSS BANCORP INC
filed 1998-11-16
CIK 1042806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                                  ------------------


                               OR


[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to ______________



                 Commission file number 0-22937



                       NSS BANCORP, INC.
                       -----------------
     (Exact name of registrant as specified in its charter)


          Connecticut                 06-1485317
          -----------                 ----------
(State or other jurisdiction          (I.R.S. Employer
 of incorporation or organization)     Identification No.)


              48 Wall Street, Norwalk, Connecticut
              ------------------------------------
            (Address of principal executive offices)

                   06852                    (203) 838-4545
                   -----                    --------------
                (Zip Code)              Registrant's telephone #)



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


         Class:  Common Stock, par value $.01 per share
      Outstanding at September 30, 1998: 2,390,941 shares




                            TABLE OF CONTENTS



PART I - CONSOLIDATED FINANCIAL INFORMATION                        Page
-------------------------------------------

A.  Consolidated Statements of Financial Condition                  1

B.  Consolidated Statements of Operations                           2

C.  Consolidated Statements of Shareholders' Equity                 3

D.  Consolidated Statements of Cash Flows                          4-5

E.  Notes to Consolidated Financial Statements                     6-7

F.  Management's Discussion and Analysis                           8-28

G.  Quantitative and Qualitative Disclosures about Market Risk      28

H.  Selected Consolidated Financial Highlights                     29-30



PART II - OTHER INFORMATION                                         31



PART III - SIGNATURES                                               32




                            NSS BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        September 30,   December 31,
                                            1998           1997
                                        -------------   ------------
ASSETS                                        (in thousands)
------
Cash and Due from Banks                 $ 11,512        $ 11,486
Interest Bearing Deposits in
 Other Banks                               5,880           5,555
Federal Funds Sold                             -           5,000
Securities:
  Trading, at Fair Value                   3,093           1,830
  Available-for-Sale, at Fair Value      189,766         178,667
Loans Receivable, Net of allowance
  for credit losses of $5,435 as of
  September 30 and $5,832 as of
  December 31                            411,794         425,812
Loans Held-for-Sale                        4,479           5,311
Accrued Interest Receivable                4,269           3,859
Federal Home Loan Bank Stock, At Cost      7,347           7,347
Other Real Estate Owned, Net                 270             574
Bank Premises and Equipment, Net           3,690           3,738
Deferred Income Tax Asset, Net             1,139             361
Goodwill, Net                              1,279           1,524
Other Assets                               5,737           3,158
                                        --------        --------
     Total Assets                       $650,255        $654,222
                                        ========        ========

LIABILITIES
-----------
Deposits
--------
  Non-interest Bearing                  $ 33,267        $ 27,471
  Savings, Money Market and
   NOW Accounts                          188,973         174,873
  Time Accounts                          223,561         241,867
     Total Deposits                      445,801         444,211
Borrowed Funds                           146,200         151,671
Accrued Expenses and Other Liabilities     2,723           2,202
                                         -------         -------
     Total Liabilities                   594,724         598,084
                                         -------         -------

SHAREHOLDERS' EQUITY
--------------------
Preferred Stock ($.01 par value,
  500,000 shares authorized,
  none outstanding)                            -               -
Common Stock ($.01 par value,
  7,000,000 shares authorized,
  issued 2,493,783 as of September 30
  and 2,460,370 as of December 31;
  outstanding 2,390,941 as of
  September 30 and 2,434,096
  as of December 31)                          25              25
Additional Paid-In Capital                25,346          24,199
Retained Earnings                         33,965          31,048
Other Accumulated Comprehensive Income       110           1,129
                                        --------        --------
  Total                                   59,446          56,401
  Less:  Unearned ESOP Shares                123             263
         Treasury Stock (90,500 shares
         as of September 30)at Cost        3,792               -
                                        --------        --------
     Total Shareholders' Equity           55,531          56,138
                                        --------        --------

     Total Liabilities and
      Shareholders' Equity              $650,255        $654,222
                                        ========        ========

See accompanying notes to consolidated financial statements.

                            NSS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 ($ in thousands, except per share data)

                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                            ------------------     -----------------
                              1998      1997         1998      1997
                              ----      ----         ----      ----
INTEREST AND DIVIDEND INCOME
Loans, Including Fees         $ 8,167   $ 8,544    $24,788   $24,841
Investment Securities and Other
-------------------------------
  Taxable Interest              2,477     2,719      7,892     7,817
  Dividends                       657       706      1,945     1,335
                               ------    ------     ------    ------
     Total                     11,301    11,969     34,625    33,993
                               ------    ------     ------    ------
INTEREST EXPENSE
Deposits                        4,353     4,271     13,048    12,779
Borrowed Funds                  1,958     2,657      6,523     6,935
                                -----     -----     ------    ------
  Total                         6,311     6,928     19,571    19,714
                                -----     -----     ------    ------

NET INTEREST INCOME             4,990     5,041     15,054    14,279
Provision for Credit Losses         -         -        150         -
                                -----     -----     ------    ------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES   4,990     5,041     14,904    14,279
                                -----     -----     ------    ------
NON-INTEREST INCOME
Customer Service Fees             211       201        636       607
Loan Servicing Fees                82       108        286       340
Trust Department Fees             162       154        472       432
Net Gain (Loss) on Sale of
 Loans and Securities            (282)      516        196       879
Credit Card Fees                  460       330      1,237     1,017
Other                             276       198        745       354
                                -----     -----      -----     -----
  Total Non-Interest Income       909     1,507      3,572     3,629
                                -----     -----      -----     -----

NON-INTEREST EXPENSE
Compensation and Benefits       2,064     2,039      6,189     5,895
Occupancy, Equipment and
  Data Processing                 656       647      1,931     1,967
Regulatory Assessments             14        13         41        41
OREO Holding Costs and Expenses    16        24         73       122
Sale of OREO (Gains) Losses, Net  (17)      (98)       (61)     (306)
Credit Card Expense               383       279      1,044       824
Goodwill Amortization              82        82        245       244
Other                             810       920      3,068     2,817
                                -----     -----     ------    ------
  Total Non-Interest Expense    4,008     3,906     12,530    11,604
                                -----     -----     ------    ------

EARNINGS BEFORE INCOME TAXES    1,891     2,642      5,946     6,304
Provision for Income Taxes        678       965      2,136     2,433
                                -----     -----      -----     -----
NET EARNINGS                   $1,213    $1,677     $3,810    $3,871
                                =====     =====      =====     =====

EARNINGS PER SHARE - BASIC      $0.51     $0.69      $1.59     $1.60
EARNINGS PER SHARE - ASSUMING
   DILUTION                     $0.48     $0.66      $1.49     $1.54

Weighted average shares outstanding (000's):
Basic                           2,384     2,418      2,393     2,408
Assuming Dilution               2,550     2,551      2,552     2,516


See accompanying notes to consolidated financial statements.

                            NSS BANCORP, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                 Additional
                                         Common   Paid-In    Retained
                                 Shares  Stock    Capital    Earnings
                                 ------  ------  ----------  --------
                                           ($ in thousands)
Balance - December 31, 1996    2,397,312   $24    $23,545    $26,339
Comprehensive Income:
Net Income                                                     5,565
Other, Net of Tax
   Total
Stock Options Exercised           18,201     1        272          -
Shares Distributed to Advisory
  Board                               40     -          1          -
Cash Dividends Paid on Common
  Stock                                -     -          -       (856)
ESOP Shares Committed to be
  Released                        18,543     -        381          -
                                --------   ---     ------     ------
Balance - December 31, 1997    2,434,096    25     24,199     31,048


Comprehensive Income:
Net Income                                                     3,810
Other, Net of Tax
   Total

Stock Options Exercised           29,516     -        505          -
Cash Dividends Paid on Common
  Stock                                -     -          -       (893)
Long-Term Incentive Compensation
  Plan Shares                      3,897     -        142          -
ESOP Shares Committed to be
  Released                        13,932     -        500          -
Treasury Stock                   (90,500)    -          -          -
                               ---------   ---    -------    -------
Balance - September 30, 1998   2,390,941   $25    $25,346    $33,965
                               =========   ===    =======    =======

Other Comprehensive Income:
                                      Before-Tax     Tax      Net-of-Tax
                                        Amount      Effect      Amount
                                      ----------    ------    ----------
Unrealized Gains (Losses)
 on Securities:

Balance - December 31, 1997             $1,911       $(782)     $1,129

Activity Arising During the Period      (1,613)        660        (953)
 Less: Reclassification                   (112)         46         (66)
                                        ------        ----       -----
Balance - September 30, 1998               186         (76)        110
                                        ======        ====       =====


                                  Other                         Total
                               Accumulated   Unearned           Share-
                               Comprehensive    ESOP   Treasury holders'
                                  Income       Shares    Stock  Equity
                               -------------  -------  -------- --------
                                          ($ in thousands)
Balance - December 31, 1996     $ (106)       $(449)     $  -   $49,353

Comprehensive Income:
Net Income                                                        5,565
Other, Net of Tax                1,235                            1,235
                                                                 ------
   Total                                                          6,800
                                                                 ------
Stock Options Exercised              -            -         -       273
Shares Distributed to Advisory
  Board                              -            -         -         1
Cash Dividends Paid on Common
  Stock                              -            -         -      (856)
ESOP Shares Committed to be
  Released                           -          186         -       567
                                 -----         ----      ----    ------
Balance - December 31, 1997      1,129         (263)        -    56,138


Comprehensive Income:
Net Income                                                        3,810
Other, Net of Tax               (1,019)                          (1,019)
                                                                 ------
   Total                                                          2,791
                                                                 ------

Stock Options Exercised              -            -         -       505
Cash Dividends Paid on Common
  Stock                              -            -         -      (893)
Long-Term Incentive Compensation
  Plan Shares                        -            -         -       142
ESOP Shares Committed to be
  Released                           -          140         -       640
Treasury Stock                       -            -    (3,792)   (3,792)
                                  ----         ----     -----    ------
Balance - September 30, 1998      $110        ($123)  ($3,792)  $55,531
                                  ====          ===     =====    ======

See accompanying notes to consolidated financial statements.


                          NSS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             Increase (Decrease) In Cash & Cash Equivalents

                                                  Nine Months Ended
                                                    September 30,
                                                  -----------------
                                                   1998       1997
                                                   ----       ----
                                                   ($ in thousands)
Cash Flows from Operating Activities:
  Net Earnings                                 $  3,810   $  3,871
  Adjustments to Reconcile Net Earnings         -------    -------
  to Net Cash Provided (Used) by Operating Activities
     Provision for Credit Losses                    150          -
     Deferred Income Tax                            (70)       970
     Provision for ESOP Benefit Cost                454        508
     Depreciation and Amortization                  453        461
     Goodwill Amortization                          245        244
     Net Amortization of Discounts and
       Premiums on Securities                       918        530
     Net Gains on Sales of Loans and Securities    (144)      (218)
     Net Gains on Sales of OREO                     (61)      (306)
     Net (Increase) Decrease in Trading
       Securities                                (1,263)       977
     Increase in Accrued Interest Receivable       (620)      (787)
     Increase in Other Assets                    (1,236)    (3,922)
     Decrease in Accrued Expense and Other
       Liabilities                                  320      2,698
                                                -------    -------
       Total Adjustments                         (1,494)     1,155
                                                -------    -------
       Net Cash Provided by Operating Activities  2,316      5,026
                                                -------    -------
Cash Flows from Investing Activities:
  Proceeds from:
     Sales of Loans and Securities               53,518     61,454
     Maturities of Securities                    34,636     18,545
     Sales of Other Real Estate Owned               712      1,206
  Purchases of Securities                       (96,502)  (120,747)
  Net Decrease (Increase) in Loans               (8,824)   (25,968)
  Additions to Goodwill                               -        (95)
  Additions to Bank Premises and Equipment         (405)    (1,008)
                                                 ------    -------
       Net Cash Provided by (Applied to)
         Investing Activities                       783    (66,613)
                                                 ------    -------
Cash Flows from Financing Activities:
  Net Increase in Deposits                        1,572      5,336
  Repayments of FHLBB Advances and Other
    Borrowings                                 (159,786)   (79,819)
  Net Increase in Repurchase Agreements           5,906      3,300
  Advances from FHLB of Boston                  144,617    144,409
  Proceeds from Exercised Stock Options             835        212
  Proceeds from Advances from Credit Line         3,792          -
  Purchase of Treasury Stock                     (3,792)         -
  Cash Dividends                                   (893)      (611)
                                                 ------     ------
       Net Cash (Applied to) Provided
          by Financing Activities                (7,749)    72,827
                                                 ------     ------
(Decrease) Increase in Cash and Cash
    Equivalents                                  (4,650)    11,240
Cash and Cash Equivalents - Beginning            22,041     18,851
                                                 ------     ------
Cash and Cash Equivalents - Ending              $17,391    $30,091
                                                 ======     ======

See accompanying notes to consolidated financial statements.

                            NSS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             Increase (Decrease) In Cash & Cash Equivalents



                                               Nine Months Ended
                                                 September 30,
                                               -----------------
                                                1998       1997
                                                ----       ----
                                                ($ in thousands)
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Cash Paid During the Period For:
  Interest                                   $19,487    $19,654
  Income Taxes                                $2,136     $2,433

Non-Cash Investing and Financing Activities:
  Loans Receivable Transferred to OREO        $1,644       $681
  Loans Originated in Connection with
     Sale of OREO                             $1,296       $461
  Exchange of Loans for Mortgage-Backed
     Securities                               $1,176       $  -
  Transfer of Loans Receivable to
     Loans-Held-For-Sale                      $4,479       $  -

See accompanying notes to consolidated financial statements.



                            NSS BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 30, 1998 (unaudited) and December 31, 1997


NOTE 1 - NATURE OF BUSINESS AND REGULATIONS
-------------------------------------------
NSS Bancorp. Inc. (the Company or Bancorp) is the holding company for NSS Bank (Bank)(formerly Norwalk Savings Society). The Bank is a Connecticut state-chartered savings bank which provides a full range of banking services to its local area customers in and around southern Fairfield County, Connecticut. The Bank is subject to competition from various other financial institutions, and is also subject to the regulations of certain Federal and State agencies and undergoes periodic examination by those regulatory authorities.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
The condensed consolidated financial statements in this report have not been audited, with the exception of the information derived from the Consolidated Statement of Financial Condition as of December 31, 1997, which information should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report to Shareholders for the year ended December 31, 1997.


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



                            NSS BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 30, 1998 (unaudited) and December 31, 1997


NOTE 3 - SUPPLEMENTAL DISCLOSURES
---------------------------------
Additional information and supporting disclosures as to effective income tax rates, investment securities, loans, non-performing assets and related allowances for losses are included in Management's Discussion and Analysis.


NOTE 4 - OTHER SIGNIFICANT MATTERS
----------------------------------
On February 23, 1994, the Board of Directors unanimously adopted and approved the Bank's plan of Conversion (Conversion) to convert from a Connecticut-chartered mutual to a Connecticut-chartered capital stock savings bank through amendment of its mutual charter and the sale of common stock to the Bank's depositors and others.

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

On October 28, 1998, Bancorp's Board of Directors declared a cash dividend of thirteen cents ($.13) per share to common shareholders of record November 10, 1998 and payable on November 25, 1998.

On June 17, 1998, the Company announced that it had entered into an agreement with Summit Bancorp (Summit), Princeton, New Jersey, whereby the Company would be merged with and into Summit in a stock-for-stock exchange which is expected to close during the fourth quarter of 1998.

On November 5, 1998, shareholders of the Company approved the merger with Summit.




Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                                Overview
                                --------
NSS Bancorp, Inc. (the "Company" or "Bancorp") is the holding company for NSS Bank ("NSS" or the "Bank"). The Company's principal asset consists of all of the outstanding shares of the Bank. NSS Bancorp was formed effective October 1, 1997, and is subject to regulation by the Board of Governors of the Federal Reserve System.

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

In December 1997, the Company adopted a stock repurchase program under which the Company agreed to repurchase up to 15% of its issued and outstanding common stock at market prices in negotiated and/or open market purchases. The original program was scheduled to expire on March 31, 1998 but was extended through the end of 1998. Under this program, in February and March 1998, the Company acquired 90,500 shares at a cost of $3.8 million. The Company reported net earnings of $1.2 million, or basic and diluted earnings per common share of $0.51 and $0.48, respectively, for the three months ended September 30, 1998, and $3.8 million or $1.59 basic and $1.49 diluted earnings per share for the nine months ended September 30, 1998. The Company's tier one leverage capital ratio was 8.40% as of September 30,1998, qualifying it as "well capitalized" according to standards established by bank regulatory authorities.

During the three months ended September 30, 1998, the Company declared a $.13 dividend on common stock to its shareholders. The Company's stock price was $37.75 per share on January 1, 1998, $47.25 per share on March 31, 1998, $56.00 on June 30, 1998, and $44.63 on September 30, 1998.


                         RESULTS OF OPERATIONS
                         ---------------------
       Comparison of Operating Results for the Three Months Ended
       ----------------------------------------------------------
                      September 30, 1998 and 1997
                      ---------------------------
General
-------
Net earnings for the three months ended September 30, 1998 were $1.2 million, or $0.51 and $0.48 per common share, on a basic and diluted basis, respectively. The Bank's net earnings were $1.7 million, or $0.69 and $0.66 per common share on a basic and diluted basis, respectively, for the comparable period of 1997.

There was no provision for credit losses in either the 1998 or 1997 periods.

There was a significant decrease in gains from the sales of securities and loans, primarily due to a significant increase in unrealized losses on trading securities, for the three months ended September 30, 1998 compared to the same period in 1997.


Net Interest Income
-------------------
Net interest income, which is the primary source of income for the Company, is the difference between the interest, fees and dividends earned on loans and investments, and the interest paid on deposits and borrowings.

Net interest income was $4.99 million for the three months ended September 30, 1998, a decrease of 1% from the $5.04 million for the three months ended September 30, 1997. The $51 thousand decrease resulted from a decrease in interest income of $668 thousand offset by a $617 thousand decrease in interest expense. The $668 thousand decrease in interest income was attributable to a $344 thousand decrease in volume and a $324 thousand decrease in rate, while the $617 thousand decrease in interest expense resulted from a $577 thousand decrease due to volume and a $40 thousand decrease related to rate.

The 5.6% decrease in interest income, from $12.0 million in 1997 to $11.3 million in 1998, was primarily attributable to the decrease in the volume of interest income from the loan portfolio, partially offset by growth in the securities portfolio. There was also a substantial decline in interest income from securities due to declining rates. The 8.9% decrease in interest expense, from $6.9 million in 1997 to $6.3 million in 1998, resulted primarily from the decrease in interest expense attributable to the decreased level of borrowings, partially offset by an unfavorable variance on deposit accounts.

On an overall basis, the Company was able to maintain its net interest income by controlling volume in order to offset the effect of margin compression resulting from declining interest rates on loans and securities during the 1998 period.

The following table summarizes the Company's net interest income and net yield on average interest-earning assets. Non-accruing loans are included in average loans outstanding during the periods, and daily average amounts were used to compute average balances.


Table 1                 Three Months Ended September 30, 1998
                                 Compared to
                        Three Months Ended September 30, 1997



($ thousands)                                      1998
                                      -------------------------------
                                      Average                 Average
                                      Balance     Interest     Rate
                                      -------     --------    -------
Interest-Earning Assets
-----------------------
 Loans Receivable                     $420,898  $ 8,178       7.77%
 Investment Securities                  62,810    1,094       6.97
 Mortgage-Backed Securities             81,308    1,252       6.16
 Short-Term Investments                 16,875      236       5.59
 Marketable Equities                    43,036      541       5.03
                                       -------   ------
   Total Interest-Earning Assets       624,927   11,301       7.23%
                                       -------   ------       ----

Non-Interest-Earning Assets
---------------------------
 Cash and Cash Equivalents               9,078
 Accrued Income Receivable               3,815
 Premises and Equipment                  3,589
 Other                                   9,133
  Less: Allowance for Credit
        Losses                          (5,421)
   Total Non-Interest-Earning           ------
     Assets                             20,194
                                       -------

   Total Assets                       $645,121
                                       =======

Interest-Bearing Liabilities
----------------------------
 Deposits
   Regular Savings and NOW            $ 67,435      260       1.54%
   Super Savings and Money
     Market                            118,513    1,014       3.42
   Time                                226,833    3,059       5.39
                                       -------    -----       ----
     Total Deposits                    412,781    4,333       4.20

 Borrowings                            135,632    1,958       5.77
 Mortgage Escrow Deposits                3,304       20       2.42
     Total Interest-Bearing            -------    -----       ----
       Liabilities                     551,717    6,311       4.58%
                                       -------    -----       ----

Non-Interest-Bearing Liabilities
--------------------------------
 Non-Interest-Bearing Deposits          34,861
 Other Liabilities                       2,170
   Total Non-Interest-Bearing          -------
     Liabilities                        37,031
                                       -------
Shareholders' Equity                    56,373
                                       -------
Total Liabilities and Shareholders'
  Equity                              $645,121
                                       =======
Net Interest-Earning Assets and
  Interest Rate Spread                 $73,210                2.65%
                                        ======                ----
Net Interest Income and Net Yield
  on Average Interest-Earning Assets             $4,990       3.19%
                                                  =====       ====



Table 1                 Three Months Ended September 30, 1998
                                 Compared to
                        Three Months Ended September 30, 1997



($ thousands)                                       1997
                                      -------------------------------
                                      Average                 Average
                                      Balance     Interest     Rate
                                      -------     --------    -------
Interest-Earning Assets
-----------------------
 Loans Receivable                     $444,209    $ 8,544     7.69%
 Investment Securities                  61,411      1,105     7.20
 Mortgage-Backed Securities             82,070      1,397     6.81
 Short-Term Investments                 13,951        211     6.05
 Marketable Equities                    39,666        712     7.18
                                       -------     ------
   Total Interest-Earning Assets       641,307     11,969     7.47%
                                       -------     ------     ----
Non-Interest-Earning Assets
---------------------------
 Cash and Cash Equivalents              12,073
 Accrued Income Receivable               5,885
 Premises and Equipment                  3,614
 Other                                   8,312
  Less: Allowance for Credit
        Losses                          (6,679)
   Total Non-Interest-Earning          -------
     Assets                             23,205
                                       -------
   Total Assets                       $664,512
                                       =======

Interest-Bearing Liabilities
----------------------------
 Deposits
   Regular Savings and NOW            $ 62,190        262     1.69%
   Super Savings and Money
     Market                             94,924        724     3.05
   Time                                238,762      3,263     5.47
                                       -------      -----
     Total Deposits                    395,876      4,249     4.29
 Borrowings                            179,543      2,657     5.92
 Mortgage Escrow Deposits                3,557         22     2.47
     Total Interest-Bearing            -------      -----
       Liabilities                     578,976      6,928     4.79%
                                       -------      -----     ----
Non-Interest-Bearing Liabilities
--------------------------------
 Non-Interest-Bearing Deposits          30,145
 Other Liabilities                       2,212
   Total Non-Interest-Bearing          -------
     Liabilities                        32,357
                                       -------
Shareholders' Equity                    53,179
                                       -------
Total Liabilities and Shareholders'
  Equity                              $664,512
                                       =======
Net Interest-Earning Assets and
  Interest Rate Spread                 $62,331                2.68%
                                       =======                ----
Net Interest Income and Net Yield
  on Average Interest-Earning Assets%              $5,041     3.14%
                                                    =====     ====




Rate/Volume Analysis
--------------------
The following table presents the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates or changes in volume of interest-earning assets and interest-bearing liabilities during the three months ended September 30, 1998 and 1997. Changes which are attributable to both rate and volume have been allocated proportionately.


Table 2                 THREE MONTHS ENDED SEPTEMBER 30, 1998
                  COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997



                                                                NET
                                           RATE     VOLUME     CHANGE
                                           ----     ------     ------
                                                (in thousands)
INTEREST INCOME
---------------
  Loans Receivable                          $ 88    ($454)     ($366)
  Mortgage-Backed Securities                (132)     (13)      (145)
  Short-Term Investments                     (17)      42         25
  Investment Securities                     (263)      81       (182)
                                            ----     ----       ----
     Total                                  (324)    (344)      (668)
                                            ----     ----       ----
INTEREST EXPENSE
----------------
  Deposits
  --------
     Savings and Other                        24      (22)         2
     Super Savings and Money Market          (95)    (195)      (290)
     Time                                     46      158        204
                                            ----     ----       ----
       Total Deposits                        (25)     (59)       (84)
   Borrowings                                 65      634        699
   Mortgage Escrow Deposits                    0        2          2
                                            ----     ----       ----
          Total                               40      577        617
                                            ----     ----       ----

CHANGE IN NET INTEREST INCOME              ($284)    $233       ($51)
                                            ====     ====       ====



Provision for Credit Losses
---------------------------
The improvement in asset quality resulted in no provision for credit losses in either the 1998 or 1997 periods. (See Financial Condition - Non-Performing Assets/Asset Quality).

Non-Interest Income
-------------------
Non-interest income consists of deposit service charges and fees, fees derived from both servicing and originating loans for others, net realized and unrealized gains on securities, net gain on sale of loans, fees derived from the Bank's Trust Department and the credit card program.

The table below identifies the primary components of Non-interest income, which are Fees and Gains on Sales of Assets.

Table 3 - Non-Interest Income
                                       Three Months Ended September 30,
                                       --------------------------------
                                               ($ thousands)
                                              1998        1997
                                              ----        ----
Non-Interest Income
   Fee Income:
     Loan Servicing Fees                    $   48      $   73
     Other Loan Fees                            34          35
     Deposit Service Charges                   211         201
     Credit Card Fees                          460         330
     Trust Department Fees                     162         154
     Correspondent Loan Program Fees           186         144
     Other                                      90          54
                                             -----        ----
     Total Fees                              1,191         991
                                             -----        ----
     Securities Gains (Losses) from:
        Call Options                            93         141
        Trading Portfolio                     (394)        (10)
        Sales                                   19         167
                                              ----       -----
     Net (Losses) Gains on Securities         (282)        298
     Net Gains on Sale of Loans                  -         218
                                              ----       -----
       Net (Losses) Gains on Sales of Assets  (282)        516
                                              ----      ------
Total Non-Interest Income                     $909      $1,507
                                              ====      ======


Total Non-interest income decreased from $1.5 million for the three months ended September 30, 1997 to $909 thousand, a decrease of 39.7% for the comparable period in 1998. Total fees for the three months ended September 30, 1997 were $1.0 million compared to $1.2 million for the three months ended September 30, 1998; the increase of $200 thousand, or 20.1%, was due primarily to increases in correspondent loan program fees and credit card fees.

The other component of Non-interest income is Gains and Losses on Sales of Assets. The Bank continues to derive a significant portion of its non-interest income from its Trading portfolio investment strategy whereby covered call options are sold against high quality equities, primarily for yield enhancement. The sudden third quarter decline in the stock market had a significant impact on the carrying value of the Company's trading portfolio as of September 30, 1998, and resulted in a net loss on securities approximating $282,000 for the third quarter of 1998, primarily from unrealized trading portfolio losses.


Non-Interest Expense
--------------------
Non-interest expense is comprised of general and administrative expenses incurred in managing the business of the Bank and costs associated with managing and selling OREO properties.

The table that follows indicates the elements of Non-interest expense, including OREO related expense, which is directly related to the level of non-performing assets.

Table 4 - Non-Interest Expense

                                        Three Months Ended September 30,
                                                 ($ thousands)
                                                 1998         1997
General and Administrative Expense
----------------------------------
  Compensation                                 $1,535       $1,535
  Employee Benefits                               529          504
  Occupancy and Equipment                         424          450
  Data Processing                                 232          197
  Regulatory Assessments                           14           13
  Credit Card Processing                          383          279
  Amortization of Goodwill                         82           82
  Marketing                                       181          208
  Legal and Professional                           91          211
  Printing, Postage and Office Supplies           134          153
  Insurance                                        41           58
  Other                                           363          290
                                                -----        -----
     Total                                      4,009        3,980
OREO Related Expense                            -----        -----
--------------------
  Net Holding Costs and Expenses                   16           24
  Net Gain on Sales of OREO                       (17)         (98)
                                                -----        -----
     Total                                         (1)         (74)
                                                -----        -----
Total Non-Interest Expense                     $4,008       $3,906
                                                =====        =====


Total Non-interest expense was $3.9 million for the three months ended September 30, 1997, compared to $4.0 million for the same period in 1998, an increase of 2.6%.

Overall, Non-interest expense did not increase significantly.


General and Administrative Expense
----------------------------------
The most significant part of general and administrative expense is compensation and benefits. The cost of the employee stock ownership program (ESOP) accounts for a significant portion of the benefits expenses.

The Company has maintained a stable level of expenses in 1998; credit card processing costs have increased due to increased volume.



OREO Related Expenses
---------------------
OREO related expenses continued to decline to nominal levels.


Provision for Income Taxes
--------------------------
The Company's income is subject to Federal and State taxation at a combined rate approximating 40%. The Bank's effective tax rate for the three months ended September 30, 1997 was 36.5%, compared to the Company's effective tax rate of 35.9% for the comparable period in 1998. The decrease was substantially due to the tax savings from the dividend earnings on the Bank's equity securities portfolio, a substantial portion of which is exempt from both State and Federal taxation.

                                        Three Months Ended September 30,
                                              1998           1997
                                              ----           ----
                                                 ($ thousands)
                                         Amount  %        Amount  %
Tax at Statutory Federal Rate            $644  34.0%      $898  34.0%
State Tax, Net of Federal Benefit         103   5.5        159   6.0
Non-Deductible ESOP Expense Provision      60   3.2         45   1.7
Dividends Received Deduction             (129) (6.8)      (143) (5.4)
Other, Net                                  -     -          6   0.2
                                         ----  ----       ----  ----
             Total                       $678  35.9%      $965  36.5%
                                         ====  ====       ====  ====


                         RESULTS OF OPERATIONS
                         ---------------------
       Comparison of Operating Results for the Nine Months Ended
       ---------------------------------------------------------
                      September 30, 1998 and 1997
                      ---------------------------

General
-------
Net earnings for the nine months ended September 30, 1998 were $3.8 million, or $1.59 and $1.49 per common share, on a basic and diluted basis, respectively. The Bank's net earnings were $3.9 million, or $1.60 and $1.54 per common share on a basic and diluted basis, respectively, for the comparable period of 1997.

The Bank recognized a $150 thousand provision for credit losses in the nine months ended September 30, 1998. There was no provision for credit losses in the same period of 1997.

There was a continued increase in correspondent loan program fees for the nine months ended September 30, 1998 compared to 1997.

There was a significant decrease in gains from the sales of securities and loans, primarily due to a significant increase in unrealized losses on trading securities, for the nine months ended September 30, 1998 compared to the same period in 1997.


Net Interest Income
-------------------
Net interest income, which is the primary source of income for the Company, is the difference between the interest, fees and dividends earned on loans and investments, and the interest paid on deposits and borrowings.

Net interest income was $15.1 million for the nine months ended September 30, 1998, an increase of 5.4% over the $14.3 million for the nine months ended September 30, 1997. The $775 thousand increase resulted from an increase in interest income of $632 thousand augmented by a $143 thousand decrease in interest expense. The $632 thousand increase in interest income was attributable to a $719 thousand increase from volume offset by an $87 thousand decrease due to rate, while the $143 thousand decrease in interest expense resulted from a $55 thousand increase due to volume and a $198 thousand decrease related to rate.

The 1.9% increase in interest income, from $34.0 million in 1997 to $34.6 million in 1998, was primarily attributable to the growth in dividend income from the investment portfolio; the decrease in the interest income from the loan portfolio was attributable primarily to rate. The 0.7% decrease in interest expense, from $19.7 million in 1997 to $19.6 million in 1998, resulted primarily from the increase in interest expense attributable to the increased level of money market deposits, partially offset by favorable rate and volume variances on time deposit accounts, and a significant decrease in the volume of borrowings.

On an overall basis, the Company was able to increase its net interest income through a combination of favorable rate spreads on its increased volume while continuing to control the rate component of the cost of funds.

The following table summarizes the Company's net interest income and net yield on average interest-earning assets. Non-accruing loans are included in average loans outstanding during the periods, and daily average amounts were used to compute average balances.

Table 1                       Nine Months Ended September 30, 1998
                                       Compared to
                              Nine Months Ended September 30, 1997


($ thousands)                                       1998
                                         ---------------------------
                                         Average             Average
                                         Balance   Interest    Rate
                                         -------   --------  -------
Interest-Earning Assets
-----------------------
 Loans Receivable                       $424,682    $24,788    7.78%
 Investment Securities                    57,525      3,017    6.99
 Mortgage-Backed Securities               92,256      4,369    6.31
 Short-Term Investments                   19,823        857    5.76
 Marketable Equities                      40,989      1,594    5.19
   Total Interest-Earning                -------     ------    ----
     Assets                              635,275     34,625    7.27%
                                         -------     ------    ----
Non-Interest-Earning Assets
---------------------------
 Cash and Cash Equivalents                10,420
 Accrued Income Receivable                 4,096
 Premises and Equipment                    3,637
 Other                                    11,362
  Less: Allowance for Credit
             Losses                       (5,439)
   Total Non-Interest-Earning            -------
     Assets                               24,076
                                         -------
   Total Assets                         $659,351
                                         =======
Interest-Bearing Liabilities
----------------------------
 Deposit
 -------
   Regular Savings and NOW              $ 67,061        778    1.55%
   Super Savings and Money
     Market                              114,580      2,823    3.29
   Time                                  233,785      9,379    5.35
                                         -------     ------    ----
     Total Deposits                      415,426     12,980    4.17
 Borrowings                              148,929      6,523    5.84
 Mortgage Escrow Deposits                  3,486         68    2.60
     Total Interest-Bearing              -------     ------    ----
      Liabilities                        567,841     19,571    4.60%

Non-Interest-Bearing Liabilities
--------------------------------
 Non-Interest-Bearing Deposits            33,075
 Other Liabilities                         2,158
   Total Non-Interest-Bearing             ------
     Liabilities                          35,233
                                          ------
Shareholders' Equity                      56,277
                                          ------
Total Liabilities and
 Shareholders' Equity                   $659,351
                                         =======
Net Interest-Earning Assets
 and Interest Rate Spread                $67,434               2.67%
                                          ======               ----
Net Interest Income and Net Yield
 on Average Interest-Earning Assets                 $15,054    3.16%
                                                     ======    ====


Table 1                       Nine Months Ended September 30, 1998
                                       Compared to
                              Nine Months Ended September 30, 1997


($ thousands)                                       1997
                                         ---------------------------
                                         Average             Average
                                         Balance   Interest    Rate
                                         -------   --------  -------
Interest-Earning Assets
-----------------------
 Loans Receivable                        $434,342  $24,841     7.63%
 Investment Securities                     50,708    2,754     7.24
 Mortgage-Backed Securities                88,009    4,770     7.23
 Short-Term Investments                    12,439      573     6.14
 Marketable Equities                       30,874    1,055     4.56
   Total Interest-Earning                 -------   ------
     Assets                               616,372   33,993     7.34%
                                          -------   ------     ----
Non-Interest-Earning Assets
---------------------------
 Cash and Cash Equivalents                 11,527
 Accrued Income Receivable                  5,767
 Premises and Equipment                     3,520
 Other                                      7,851
  Less: Allowance for Credit
             Losses                        (7,095)
   Total Non-Interest-Earning             -------
     Assets                                21,570
                                          -------
   Total Assets                          $637,942
                                          =======
Interest-Bearing Liabilities
----------------------------
 Deposits
 --------
   Regular Savings and NOW                $60,620      735     1.62%
   Super Savings and Money
     Market                                94,915    2,221     3.12
   Time                                   239,195    9,750     5.43
                                          -------   ------
     Total Deposits                       394,730   12,706     4.29
 Borrowings                               157,701    6,935     5.86
 Mortgage Escrow Deposits                   3,644       73     2.67
     Total Interest-Bearing               -------   ------
      Liabilities                         556,075   19,714     4.73%
                                          -------   ------     ----
Non-Interest-Bearing Liabilities
--------------------------------
 Non-Interest-Bearing Deposits             28,211
 Other Liabilities                          1,994
   Total Non-Interest-Bearing             -------
     Liabilities                           30,205
                                          -------
Shareholders' Equity                       51,662
                                          -------
Total Liabilities and
 Shareholders' Equity                    $637,942
                                          =======
Net Interest-Earning Assets
 and Interest Rate Spread                 $60,297              2.61%
                                           ======              ----
Net Interest Income and Net Yield
 on Average Interest-Earning Assets                $14,279     3.09%
                                                    ======     ====



Rate/Volume Analysis
--------------------
The following table presents the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates or changes in volume of interest-earning assets and interest-bearing liabilities during the nine months ended September 30, 1998 and 1997. Changes which are attributable to both rate and volume have been allocated proportionately.

Table 2                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                              COMPARED TO
                            NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                             NET
                                     RATE     VOLUME       CHANGE
                                     ----     ------       ------
                                          (in thousands)

INTEREST INCOME
---------------
  Loans Receivable                    $237     ($290)      $(53)
  Mortgage-Backed Securities          (457)       56       (401)
  Short-Term Investments                (5)      289        284
  Investment Securities                138       664        802
                                      ----      ----       ----
     Total                             (87)      719        632
                                      ----      ----       ----

INTEREST EXPENSE
----------------
  Deposits
  --------
     Savings and Other                  10       (53)       (43)
     Super Savings and Money Market      0      (602)      (602)
     Time                              154       217        371
                                      ----      ----       ----
       Total Deposits                  164      (438)      (274)

  Borrowings                            32       380        412
  Mortgage Escrow Deposits               2         3          5
                                      ----      ----       ----
           Total                       198       (55)       143
                                      ----      ----       ----
CHANGE IN NET INTEREST INCOME         $111      $664       $775
                                      ====      ====       ====



Provision for Credit Losses
---------------------------
The Bank provided $150,000 for loan losses in the 1998 period and no provision during the comparable period in 1997. (See Financial Condition -Non-Performing Assets/Asset Quality).

Non-Interest Income
-------------------
Non-interest income consists of deposit service charges and fees, fees derived from both servicing and originating loans for others, net realized and unrealized gains on securities, net gain on sale of loans, fees derived from the Bank's Trust Department and the credit card program.

The table below identifies the primary components of Non-interest income, which are Fees and Gains on sales of Assets.


Table 3 - Non-Interest Income
                                         Nine Months Ended September 30,
                                         -------------------------------
Non-Interest Income                               1998        1997
                                                  ----        ----
   Fee Income:
     Loan Servicing Fees                        $  176      $  223
     Other Loan Fees                               110         117
     Deposit Service Charges                       636         607
     Credit Card Fees                            1,237       1,017
     Trust Department Fees                         472         432
     Correspondent Loan Program Fees               548         180
     Other                                         197         174
                                                 -----       -----
     Total Fees                                  3,376       2,750
                                                 -----       -----
   Securities Gains (Losses) from:
     Call Options                                  164         374
     Trading Portfolio                            (112)         69
     Sales                                          25         218
                                                 -----       -----
   Net (Losses) Gains on Securities                 77         661
   Net Gains on Sale of Loans                      119         218
                                                 -----       -----
       Net Gains on Sales of Assets                196         879
                                                 -----       -----
Total Non-Interest Income                       $3,572      $3,629
                                                 =====       =====


Total Non-interest income decreased from $3.63 million for the nine months ended September 30, 1997 to $3.57 million, a decrease of 1.6% for the comparable period in 1998. Total fees for the nine months ended September 30, 1997 were $2.8 million compared to $3.4 million for the nine months ended September 30, 1998; the increase of $626 thousand, or 22.8%, was due primarily to increases in correspondent loan program fees and credit card fees.

The other component of Non-interest income is Gains on Sales of Assets. The Bank continues to derive a significant portion of its non-interest income from its Trading portfolio investment strategy whereby covered call options are sold against high quality equities, primarily for yield enhancement. However, the sudden decline in the investment markets during the third quarter of 1998 resulted in significant market value declines in the Bank's trading portfolio during the third quarter.



Non-Interest Expense
--------------------
Non-interest expense is comprised of general and administrative expenses incurred in managing the business of the Bank and costs associated with managing and selling OREO properties.


The table that follows indicates the elements of Non-interest expense, including OREO related expense, which is directly related to the level of non-performing assets.

Table 4 - Non-Interest Expense

                                        Nine Months Ended September 30,
                                        -------------------------------
                                                    ($ thousands)
                                                  1998         1997
General and Administrative Expense                ----         ----
----------------------------------
  Compensation                                 $ 4,479      $ 4,396
  Employee Benefits                              1,710        1,499
  Occupancy and Equipment                        1,288        1,370
  Data Processing                                  642          597
  Regulatory Assessments                            41           41
  Credit Card Processing                         1,044          824
  Amortization of Goodwill                         245          244
  Marketing                                        548          472
  Legal and Professional                           784          700
  Printing, Postage and Office Supplies            555          556
  Insurance                                        137          164
  Other                                          1,045          925
                                                ------       ------
     Total                                      12,518       11,788
OREO Related Expense                            ------       ------
--------------------
  Net Holding Costs and Expenses                    73          122
  Net Gain on Sales of OREO                        (61)        (306)
  Provision for Estimated Losses                     -            -
                                                ------       ------
     Total                                          12         (184)
                                                ------       ------
Total Non-Interest Expense                     $12,530      $11,604
                                                ======       ======


Total Non-interest expense was $11.6 million for the nine months ended September 30, 1997, compared to $12.5 million for the same period in 1998, an increase of 8.0%. Overall, Non-interest expense did not increase significantly.

General and Administrative Expense
----------------------------------
Of the total increase of $730 thousand in general and administrative expense, a significant part of the increase was attributable to compensation and benefits. The cost of the employee stock ownership program (ESOP) accounts for a significant portion of the benefits expenses; the $211 thousand increase was primarily due to increased ESOP expense due to the increased market value of the Company's stock.

The increase in Marketing expense resulted from continued efforts to promote the Bank's products and services, while Legal and Professional costs resulted from costs associated with the holding company and shareholder relations. Credit card processing costs increased $220 thousand, or 26.7%, reflecting the increased levels of the volume of this business.


OREO Related Expenses
---------------------
OREO related expenses continued to decline to nominal levels.


Provision for Income Taxes
--------------------------
The Company's income is subject to Federal and State taxation at a combined rate approximating 40%. The Bank's effective tax rate for the nine months ended September 30, 1997 was 38.6%, compared to the Company's effective tax rate of 35.9% for the comparable period in 1998. The decrease was substantially due to the tax savings from the dividend earnings on the Bank's equity securities portfolio, a substantial portion of which is exempt from both State and Federal taxation.

                                         Nine Months Ended September 30,
                                             1998              1997
                                             ----              ----
                                                ($ thousands)
                                        Amount    %       Amount    %
Tax at Statutory Federal Rate           $2,022  34.0%     $2,143  34.0%
State Tax, Net of Federal Benefit          323   5.4         401   6.4
Non-Deductible ESOP Expense Provision      164   2.8         124   2.0
Dividends Received Deduction              (379) (6.4)       (242) (3.9)
Other, Net                                   6   0.1           7   0.1
                                         -----  ----       -----  ----
           Total                        $2,136  35.9%     $2,433  38.6%
                                         =====  ====       =====  ====





                          FINANCIAL CONDITION
                          -------------------

General
-------
Total assets were $650.3 million as of September 30, 1998 representing a $4.0 million decrease from the $654.2 million at December 31, 1997.
Total loans, net of allowance for credit losses, were $411.8 million, a decrease of $14.0 million from the $425.8 million as of December 31, 1997. Total investment securities were $192.9 million as of September 30, 1998, an increase of $12.4 million from $180.5 million as of December 31, 1997. Total deposits were $445.8 million, an increase of $1.6 million from the December 31, 1997 level of $444.2 million. Total other borrowed money was $146.2 million as of September 30, 1998, a decrease of $5.5 million from the December 31, 1997 level of $151.7 million. Shareholders' equity was $55.5 million as of September 30, 1998, a decrease of $0.6 million from the December 31, 1997 level of $56.1 million. The Company's tier one leverage capital ratio was 8.4% as of September 30, 1998, compared to 8.2% as of December 31, 1997.


Investment Securities
---------------------
Total securities amounted to $192.9 million as of September 30, 1998 compared to $180.5 million at December 31, 1997, representing a $12.4 million increase or 6.8%. The activity in the investment securities portfolio resulted from a number of Government Agency Bonds being called during the first quarter and the Bank reinvested the proceeds into fixed-rate mortgage-backed securities; during the second quarter the Bank increased its level of investments in equity securities, primarily in trust preferred issues, when significant amounts of mortgage-backed securities prepaid during the period.

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


The following table presents a summary of the investments and other securities portfolios as of September 30, 1998 and December 31, 1997, fair values and unrealized gains and losses as of those dates.

Table 5 - Investment & Other Securities
          -----------------------------
             ($ thousands)                  September 30, 1998
                               ----------------------------------------
                               Amortized   Unrealized  Holding    Fair
                                 Cost        Gains     Losses     Value
  Available-for-Sale           ---------   ----------  -------    -----
  ------------------
U.S. Government and Federal
  Agency Obligations           $ 35,393    $  104      $    -   $ 35,497
Mortgage-Backed Securities       75,527       166         325     75,368
Equity Securities and Other      78,663     1,277       1,039     78,901
                                -------     -----       -----    -------
  Total Available-for-Sale     $189,583       $18        $572   $189,766
                                =======     =====       =====    =======
  Trading
  -------
Equity Securities                $3,647       $18        $572     $3,093
                                  -----      ----        ----      -----

                                                December 31, 1997
                               -----------------------------------------
                               Amortized    Unrealized  Holding    Fair
                                 Cost         Gains     Losses     Value
  Available-for-Sale           ---------    ----------  -------    -----
  ------------------
U.S. Government and Federal
  Agency Obligations           $ 55,122     $  190      $ 55    $ 55,257
Mortgage-Backed Securities       85,543        461        56      85,948
Equity Securities and Other      36,091      1,429        58      37,462
                                -------      -----      ----     -------
  Total Available-for-Sale     $176,756     $2,080      $169    $178,667
                                =======      =====      ====     =======
  Trading
  -------
Equity Securities                $1,976         $4      $150      $1,830
                                  -----       ----      ----       -----


Loans
-----
Total loans, before reductions for loans held for sale, deferred credits, fees and the allowance for credit losses, amounted to $422.2 million as of September 30, 1998, representing a $15.4 million or 3.5% decrease from the December 31, 1997 level of $437.6 million. The overall decrease in the loan portfolio was not significant. The change in mix in the residential mortgage portfolio reflects the dynamics of the current interest rate markets. The $14.4 million decrease in real estate loans resulted essentially from a $33 million decrease in adjustable rate one-to-four family loans, offset by an $11.0 million increase in fixed rate one-to-four family loans and an $8.8 million increase in commercial real estate loans.

During the first nine months of 1998, the Bank's response to the increased level of demand for the 30-year residential fixed-rate mortgage was to utilize the correspondent loan program. Additionally, in conjunction with the management of the portfolio, the Bank sold or securitized $5.6 million, of which $5.3 million was identified as loans held-for-sale as of December 31, 1997. At September 30, 1998, the Bank has identified $4.5 million of residential loans held-for-sale.


Table 6 - Loan Portfolio
          ($ thousands)
                                  September 30, 1998   December 31,1997
Real Estate Loans                 ------------------   ----------------
-----------------                                        <c.
  One-to-Four Family Adjustable
    Rate                          $245,242    58.09%   $278,231  63.59%
  One-to-Four Fixed Rate            75,417    17.86      64,510  14.74
  One-to-Four Held-For-Sale          4,479     1.06       5,311   1.21
  Multi-Family                       2,820     0.67       5,398   1.24
  Commercial Real Estate            63,879    15.13      55,124  12.60
  Home Equity Lines-of-Credit        7,448     1.76       7,632   1.74
  Home Improvement and Second
    Mortgage                         4,131     0.98       2,852   0.65
  Land                               1,120     0.27         640   0.15
  Construction                       3,712     0.88       2,942   0.67
                                   -------   ------     -------  -----
     Total                         408,248    96.70     422,640  96.59
                                   -------   ------     -------  -----
Commercial Loans                     6,789     1.61       7,587   1.73
----------------                   -------   ------     -------  -----
Consumer Loans
--------------
  Passbook                           1,122     0.27       1,508   0.34
  Automobile Loans                   1,878     0.44       2,332   0.53
  Credit Cards                       1,824     0.43       1,409   0.32
  Other Consumer                     2,317     0.55       2,104   0.49
                                   -------  -------     ------- ------
     Total                           7,141     1.69       7,353   1.68
                                   -------  -------     ------- ------
Total Loans, Gross                 422,178   100.00%    437,580 100.00%
  Deferred Fees and Credits           (470) =======        (625)======
                                   -------              -------
                                   421,708              436,955

Allowance for Credit Losses         (5,435)              (5,832)
                                   -------              -------
Total Loans, Net                   416,273              431,123
One-to-four Family Held-For-Sale    (4,479)              (5,311)
                                   -------              -------
Loans, Net                        $411,794             $425,812
                                   =======              =======


Non-Performing Assets/Asset Quality
-----------------------------------
The Bank's level of non-performing assets continued to steadily decline during the years 1996, 1997 and continued into 1998. Total non-performing assets as of September 30, 1998 were $3.9 million or 0.61% of total assets. As of December 31, 1997 non-performing assets were $5.4 million, representing 0.83% of total assets.

The Bank's Watch List is comprised of loans which have been identified by the Bank's credit analysis system as exhibiting more than usual risk of non-performance or loss. The Bank's Watch List was $6.8 million at September 30, 1998, compared to $11.7 million at December 31, 1997.

Of the total non-performing assets, non-performing loans were $3.7 million as of September 30, 1998 compared to $4.8 million as of December 31, 1997. There were no troubled debt restructurings included in non-performing loans as of December 31, 1997 and $329 thousand in such loans as of September 30, 1998.

The allowance for credit losses amounted to $5.4 million as of September 30, 1998 representing coverage of 146.1% compared to $5.8 million as of December 31, 1997, representing coverage of 120.3% of non-performing loans. The credit risk allowance for the FFB&T acquired loans was $554 thousand as of September 30, 1998.

Net charge-offs in the first nine months of 1998 were $547 thousand or 13 basis points of the average loan portfolio, compared to $885 thousand or 21 basis points of the average loan portfolio for the nine months ended September 30, 1997.


Details of the Bank's asset quality are shown in the analysis provided by the following table.


Asset Quality
                                                At September 30,
                                                 ----------------
($ thousands)                                    1998        1997
                                                 ----        ----
Non-Performing Assets
---------------------
  Non-Accrual Loans                              $3,391      $7,479
  Restructured Loans                                329           -
                                                  -----       -----
     Total Non-Performing Loans                   3,720       7,479
                                                  -----       -----
Foreclosed Assets                                   270         180
Allowance for Estimated OREO Losses                   -           -
                                                  -----       -----
  Total OREO                                        270         180
                                                   -----      -----
Total Non-Performing Assets                       $3,990     $7,659
                                                   =====      =====
Allowance for Credit Losses
---------------------------
  Balance at Beginning of Period                  $5,832     $7,334
  Provision for Credit Losses                        150          -
  Allocated to FFB&T Acquired
    Loans                                              -          -
  Charge-Offs                                     (1,276)    (1,519)
  Recoveries                                         729        634
                                                   -----      -----
     Net Charge-Offs                                (547)      (885)
                                                   -----      -----
  Balance at End of Period                        $5,435     $6,449
                                                   =====      =====
Allowance for Estimated OREO Losses
-----------------------------------
  Balance at Beginning of Period                    $  -       $  -
  Provision for Estimated OREO Losses                  -          -
  Charge-Offs                                          -          -
                                                    ----       ----
  Balance at End of Period                          $  -       $  -
                                                    ====       ====
Loans Receivable, gross
  End of Period                                 $417,699   $436,323
  Average                                       $423,314   $427,247

Assets, end of Period                           $650,255   $670,749

Ratios
------
  Allowance for Credit Losses to
    Total Loans                                     1.30%      1.48%
  Net Charge-Offs to Average Loans                  0.13%      0.21%
  Non-Performing Loans to Total
    Loans                                           0.89%      1.71%
  Non-Performing Assets to Total
    Assets                                          0.61%      1.14%
  Allowance for Credit Losses to
    Non-Performing Loans                          146.10%     86.23%



Asset Quality

                                                At December 31,
                                        --------------------------
($ thousands)                           1997       1996       1995
                                        ----       ----       ----
Non-Performing Assets
---------------------
  Non-Accrual Loans                   $4,847    $10,441    $12,598
  Restructured Loans                       -          -        472
                                       -----     ------     ------
     Total Non-Performing Loans        4,847     10,441     13,070
                                       -----     ------     ------

Foreclosed Assets                        574        858      4,267
Allowance for Estimated OREO Losses        -          -          -
                                       -----     ------     ------
  Total OREO                             574        858      4,267
                                       -----     ------     ------
Total Non-Performing Assets           $5,421    $11,299    $17,337
                                       =====     ======     ======
Allowance for Credit Losses
---------------------------
  Balance at Beginning of Period      $7,334     $4,170     $4,827
  Provision for Credit Losses              -      4,415      1,005
  Allocated to FFB&T Acquired
    Loans                                  -      1,000          -
  Charge-Offs                         (2,155)    (2,488)    (1,799)
  Recoveries                             653        237        137
                                       -----     ------     ------
     Net Charge-Offs                  (1,502)    (2,251)    (1,662)
                                       -----     ------     ------
  Balance at End of Period            $5,832     $7,334     $4,170
                                       =====      =====      =====
Allowance for Estimated OREO Losses
-----------------------------------
  Balance at Beginning of Period         $ -       $  -     $  802
  Provision for Estimated OREO Losses      -        459        460
  Charge-Offs                              -       (459)    (1,262)
                                       -----       ----      -----
  Balance at End of Period               $ -       $  -     $    -
                                       =====       ====      =====
Loans Receivable, gross
  End of Period                     $432,269   $418,818   $360,475
  Average                           $435,610   $403,207   $323,072

Assets, end of Period               $654,222   $589,589   $515,267

Ratios
------
  Allowance for Credit Losses to
    Total Loans                         1.35%      1.75%      1.16%
  Net Charge-Offs to Average Loans      0.34%      0.56%      0.53%
  Non-Performing Loans to Total
    Loans                               1.12%      2.49%      3.63%
  Non-Performing Assets to Total
    Assets                              0.83%      1.92%      3.36%
  Allowance for Credit Losses to
    Non-Performing Loans              120.32%     70.24%     31.91%






Deposits
--------

Total deposits at September 30, 1998 were $445.8 million compared to $444.2 million at December 31, 1997, an increase of $1.6 million or 0.36%. The Bank continues to seek deposits with marketing and sales efforts concentrated on its new and diversified products. The Bank does not solicit, nor does it accept, brokered deposits.


The following table presents a summary of deposits as of September 30, 1998 and December 31, 1997.

Table 8 - Deposits

                               September 30, 1998     December 31, 1997
    ($ in thousands)

Demand Deposits                $ 33,267     7.5%$     $ 27,471     6.2%
Savings
  Regular Savings                28,999     6.5         29,455     6.6
  Super Savings                  42,869     9.6         47,863    10.8
  NOW                            38,231     8.6         37,287     8.4
  Money Market                   75,962    17.0         55,541    12.5
  Escrow Deposits                 2,912     0.7          4,727     1.1
Certificates
  Certificate Accounts          178,882    40.1        204,129     45.9
  Money Market Certificates      44,679    10.0         37,738      8.5
                                -------   -----        -------    -----
Total Deposits                 $445,801   100.0%      $444,211    100.0%
                                =======   =====        =======    =====


Federal Home Loan Bank of Boston Advances and Other Borrowings
--------------------------------------------------------------
The Bank continues to utilize the FHLB as a source of funds alternative to the traditional deposit account relationship. As of September 30, 1998 borrowings totaled $95.9 million compared to $110.9 million as of December 31, 1997. In addition, the Bank increased the use of the reverse repurchase agreement as a means to borrow funds. These agreements are essentially collateralized borrowings, similar to FHLB borrowings, and to the extent that the rates and terms are more favorable, the Bank utilizes the reverse repurchase agreement in lieu of an FHLB borrowing. As of September 30, 1998, borrowings outstanding under reverse repurchase agreements were $46.4 million compared to $40.4 million as of December 31, 1997.

The Company has reflected the guaranty of the ESOP loan as an obligation in accordance with applicable accounting requirements. This loan was a five-year adjustable rate loan (convertible to a fixed rate at the Company's option) with interest and principal payable monthly. In 1997 the Company refinanced the loan into a two-year fixed rate loan. The outstanding balance was $142 thousand as of September 30, 1998.

Borrowings from the FHLB, reverse repurchase agreements and the ESOP loan amounted to $142.4 million as of September 30, 1998 at a weighted average rate of 5.7% and a weighted average maturity of 1.7 years, compared to $151.7 million at a weighted average rate of 5.8% and a weighted average maturity of 1.4 years at December 31, 1997. As a percentage of total assets, these borrowings amounted to 21.9% as of September 30, 1998 compared to 23.2% as of December 31, 1997.

As a means of financing the repurchases of its stock, the Company arranged for a line of credit from another bank in the amount of $15.0 million. As of September 30, 1998 there was $3.8 million in the outstanding balance.



Shareholders' Equity
--------------------
Shareholders' equity at September 30, 1998 decreased to $55.5 million from $56.1 million at December 31, 1997, reflecting tier 1 regulatory leverage capital ratios of 8.4% and 8.2%, respectively.

As of September 30, 1998, in conjunction with the Company's stock repurchase program, the Company had acquired 90,500 shares at a cost of $3.8 million.

The following table indicates required and actual levels of capital for the Company and the Bank as of September 30, 1998 and December 31, 1997.

Regulatory Capital           Required       Actual            Actual
                             --------     September 30,      December 31,
                                              1998              1997
Company                                  -------------      ------------
-------
Tier 1 Risk-Based Capital      4.0%          14.10%            15.4%
Total Risk-Based Capital       8.0%          15.35%            16.6%
Tier 1 Leverage Capital     4.0% - 5.0%       8.40%             8.2%


Bank
Tier 1 Risk-Based Capital      4.0%          13.92%            14.3%
Total Risk-Based Capital       8.0%          15.17%            15.5%
Tier 1 Leverage Capital     4.0% - 5.0%       8.27%             7.6%



Liquidity and Interest Rate Management
--------------------------------------
Liquidity is the ability of the Bank to meet its cash flow requirements arising from fluctuations in loans, securities, deposits, and other borrowings. At September 30, 1998 the Bank's primary liquidity, consisting of cash, cash equivalents, marketable securities with maturities of one year or less and loans held for sale was $85.4 million or 13.1% of total assets. In addition, liquidity is the ability of the Company to meet its cash flow requirements to pay operating expenses, dividends, and other payments as may be necessary.

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


As of September 30, 1998, the Bank had approved loan commitments outstanding for one-to four-family loans of $9.2 million. In addition, there was $9.2 million of unused credit under the home equity line-of-credit facility, $1.1 million under the overdraft protection credit line facility, and $2.7 million in unused credit card lines. The unadvanced portion of residential construction loans amounted to $2.1 million.
There were $4.5 million in approved loan commitments and $0.9 million in approved line-of-credit commitments in the Commercial Lending Department, $3.0 million in unused commercial lines of credit and $0.3 million in commercial letters of credit outstanding.

Management believes that the Company's liquidity is currently in a position to meet normal operating needs. To meet unexpected demands, the Bank maintains a line of credit with the FHLB. At September 30, 1998, this line of credit was $11.8 million, of which no amount was outstanding.

Management also believes that the capital positions of the Company and the Bank are currently adequate to meet present needs and anticipated growth. (See Shareholders' Equity).

Market Price of Common Stock
----------------------------
NSS Bancorp (Norwalk Savings Society prior to October 1, 1997) trades on the NASDAQ National Market under the symbol "NSSY".

The following table sets forth the high/low price range as reported by NASDAQ and dividends paid for the periods indicated:

                              1998                        1997
                    High      Low      Div.      High     Low     Div.
 First Quarter      $48.50    $36.63  $0.10     $26.25    $22.94  $0.05
 Second Quarter     $57.13    $42.00  $0.13     $31.00    $23.00  $0.10
 Third Quarter      $58.75    $41.00  $0.13     $37.50    $28.25  $0.10
 Fourth Quarter     $    -    $    -  $   -     $40.25    $31.75  $0.10

                               1996
                     High      Low     Div.
 First Quarter      $22.00    $18.75  $  -
 Second Quarter     $22.25    $17.94  $0.05(a)
 Third Quarter      $23.13    $20.88  $0.05
 Fourth Quarter     $24.88    $22.75  $0.05


(a) The Bank began paying dividends in the second quarter of 1996.

At September 30, 1998 NSS Bancorp had approximately 700 shareholders of record.


Year 2000 Compliance
--------------------
There has been no substantive change in the status and progress of the Company's efforts to attain Year 2000 compliance, from the disclosure provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There has been no material change from December 31, 1997 to September 30, 1998, in either the qualitative or quantitative market risks, from the disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



NSS BANCORP, INC.           SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

FINANCIAL CONDITION DATA                  September 30,
                                          -------------
($ thousands)                         1998             1997
                                      ----             ----
Total assets                          $650,255         $670,749

Investment securities                  192,859          180,523

Loans receivable                       417,229          442,772

Allowance for credit losses             (5,435)          (6,449)

Deposits                               445,801          428,627

Borrowed funds                         146,200          181,933

Shareholders' equity                    55,531           54,590

OREO, net                                  270              180

Non-accrual/non-performing loans         3,720            7,479


 Total non-performing assets             3,990            7,659

EARNINGS DATA                          Nine Months September 30,
($ thousands, except per share data)     1998             1997
                                         ----             ----
Net interest income                    $15,054          $14,279

Provision for credit losses                150                0

Net gains (Losses) on sales of
Assets and liabilities                     196              879

Other non-interest income                3,376            2,750

OREO related costs (gain), net              12             (184)

Other non-interest expense              12,518           11,788

Income before income tax provisions      5,946            6,304

Current tax provision                    2,223            1,463

Deferred tax provision (benefit)           (87)             970

Income before ADP program                3,810            3,871

Effect of ADP program                        0                0

Net income (loss)                       $3,810           $3,871

Income per share: Basic                  $1.59            $1.60

Income per share: Assuming Dilution      $1.49            $1.54

NSS BANCORP, INC.           SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS

FINANCIAL CONDITION DATA                       December 31,
($ thousands)                           1997       1996        1995
Total assets                            $654,222   $589,589    $515,267

Investment securities                    180,497    140,101     123,865

Loans receivable                         431,644    418,100     359,966

Allowance for credit losses               (5,832)    (7,334)     (4,170)

Deposits                                 444,211    423,290     402,797

Borrowed funds                           151,671    114,043      67,123

Shareholders' equity                      56,138     49,353      43,595

OREO, net                                    574        858       4,267

Non-accrual/non-performing loans           4,847     10,441      13,070

 Total non-performing assets               5,421     11,299      17,337



EARNINGS DATA                               Years Ended December 31,
($ thousands, except per share data)     1997       1996        1995
                                         ----       ----        ----
Net interest income                      $19,373    $17,615     $14,617

Provision for credit losses                    0      4,415       2,105

Net gains (Losses) on sales of
assets and liabilities                     1,459      4,156         798

Other non-interest income                  3,787      2,687       1,897

OREO related costs (gain), net              (103)     1,362       1,415

Other non-interest expense                15,827     14,104      11,304

Income before income tax provisions        8,895      4,577       2,488

Current tax provision                      1,973        175          10

Deferred tax provision (benefit)           1,357     (1,300)     (1,200)

Income before ADP program                  5,565      5,702       3,678

Effect of ADP program                          0          0       1,100

Net income (loss)                         $5,565     $5,702      $4,778

Income per share: Basic                    $2.31      $2.39       $2.04

Income per share: Assuming Dilution        $2.20      $2.34       $2.03



           SELECTED CONSOLIDATED FINANCIAL HIGHLIGHTS  (cont.)


PERFORMANCE, CAPITAL and     Nine Months
                             September 30,     Years Ended December 31,
                             -------------     ------------------------
ASSET QUALITY RATIOS         1998   1997       1997    1996     1995
                             ----   ----       ----    ----     ----
Performance:
Tangible book value per
 share at period end         $22.47 $21.83     $22.44  $19.90   $18.44
Return on average assets:
  Before ADP program          0.77%  0.81%      0.87%   0.97%    0.76%
  After ADP program             n/a    n/a        n/a     n/a    0.99%
Return on average equity
  Before ADP program          9.03%  9.99%     10.54%  12.52%    8.97%
  After ADP program             n/a    n/a        n/a     n/a   11.65%
Net interest margin           3.16%  3.09%      3.11%   3.12%    3.17%
Capital:
Tier 1 leverage               8.40%  7.78%      8.18%   7.90%    8.43%
Total risk-based             15.35% 15.87%     16.61%  17.00%   17.90%

Asset quality:
Non-performing assets to
 total assets                 0.61%  1.14%      0.83%   1.92%    3.36%
Non-performing loans to
 total loans                  0.89%  1.71%      1.12%   2.50%    3.63%
Allowance for credit losses
 to non-performing loans    146.10% 86.23%    120.32%  70.24%   31.91%
Allowance for credit losses
 to loans receivable          1.30%  1.48%      1.35%   1.75%    1.16%


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
--------------------------
      Not applicable


Item 2.  Changes in Securities
------------------------------
      Not applicable


Item 3.  Defaults upon Senior Securities
----------------------------------------
      Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
      Not applicable


Item 5.  Other Information
--------------------------
      Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
      Not applicable





Exhibit Index
-------------
    Exhibit                                        Pages of
    Number                                         this Report
    ------                                         -----------

     11.3           Earnings Per Share                33
     27.3           Financial Data Schedule           34 - 35




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized.


                              NSS BANCORP, Inc.
                              -----------------
                              Registrant


Date:  November 12, 1998      by:   /s/     Robert T. Judson
       -----------------         Robert T. Judson
                                 President & CEO




Date:  November 12, 1998      by:   /s/     Marcus I. Braverman, CPA
       -----------------          Marcus I. Braverman
                                  Sr. VP, Treasurer & CFO